Form 10-Q
period 2018-03-31
Zymeworks Inc.
filed 2018-05-01
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38068

ZYMEWORKS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	47-2569713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 540—1385 West 8th Avenue

Vancouver, BC V6H 3V9

(Address of principal executive offices, including zip code)

(604) 678-1388

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of outstanding common shares of the registrant, no par value per share, as of April 30, 2018 was 25,464,460

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

i

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

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Azymetric, Zymeworks, ZymeCAD and the phrase “Building Better Biologics” are our registered trademarks. Additionally, AlbuCORE, EFECT and ZymeLink are subject to our pending trademark applications. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Zymeworks,” “the Company,” “we,” “us” and “our” refer to Zymeworks Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three months ended March 31, 2018

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,981	$35,946
Short-term investments (note 4)	39,050	51,851
SR&ED receivables	1,926	2,092
Accounts receivables	49	238
Prepaid expenses and other current assets	2,415	2,208

Total current assets	74,421	92,335
Acquired in-process research and development (note 5)	18,396	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	1,182	1,215
Property and equipment, net	6,949	7,178
Intangible assets, net	528	748
Deferred tax assets	46	67

Total assets	$113,538	$131,955

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$7,057	$9,053
Warrant liabilities (note 7b)	2,690	1,348
Fair value of liability classified options	8,233	3,945
Other current liabilities (note 6)	205	315

Total current liabilities	18,185	14,661
Other long term liabilities (note 6)	825	866

Total liabilities	19,010	15,527

Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at March 31, 2018 and December 31, 2017, respectively; 25,464,460 and 25,444,006 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (note 8a)	223,147	222,991
Additional paid-in capital	7,960	8,812
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(129,920)	(108,716)

Total shareholders’ equity	94,528	116,428

Total liabilities and shareholders’ equity	$113,538	$131,955

Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 10)
Subsequent events (note 12)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Research and developmental collaborations (note 9)	$40	$230
Operating expenses:
Research and development	13,085	9,058
Government grants and credits	—	(218)

	13,085	8,840
General and administrative	7,066	6,259
Impairment on acquired IPR&D (note 5)	—	1,536

Total operating expenses	20,151	16,635

Loss from operations	(20,111)	(16,405)
Other (expense) income
Interest and other expense	(8)	(227)
Change in fair value of warrant liabilities (note 7b)	(1,342)	555
Accretion on long-term debt	—	(88)
Interest and other income	258	50
Foreign exchange (loss) gain	(66)	189

Total other (expense) income, net	(1,158)	479

Loss before income taxes	(21,269)	(15,926)
Income tax recovery (expense)	65	—

Net loss and comprehensive loss	$(21,204)	$(15,926)

Net loss per common share (note 2):
Basic	(0.83)	(1.21)
Diluted	(0.83)	(1.25)

Weighted-average common shares outstanding (note 2):
Basic	25,459,150	13,183,928
Diluted	25,459,150	13,329,751

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2017	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options (note 8e)	7,207	56	—	—	(22)	34
Issuance of common shares through employee share purchase plan (note 8f)	13,247	100	—	—	—	100
Share-based compensation	—	—	—	—	(830)	(830)
Net loss	—	—	(21,204)	—	—	(21,204)

Balance at March 31, 2018	25,464,460	$223,147	$(129,920)	$(6,659)	$7,960	$94,528

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Loss for the period	$(21,204)	$(15,926)
Items not involving cash:
Depreciation of property and equipment	443	318
Amortization of intangible assets	276	270
Accretion on long-term debt	—	88
Share-based compensation	3,543	2,976
Deferred income tax expense (recovery)	22	—
Impairment on acquired IPR&D	—	1,536
Change in fair value of warrant liabilities (note 7b)	1,342	(555)
Unrealized foreign exchange loss / (gain)	80	(154)

Changes in non-cash operating working capital:
Accounts receivables	189	2,179
SR&ED and IRAP receivables	165	(98)
Prepaid expenses and other current assets	(173)	(1,076)
Accounts payable and accrued liabilities	(2,145)	(2,255)
Income taxes payable	(109)	—

Net cash used in operating activities	(17,571)	(12,697)

Cash flows from financing activities:
Issuance of common shares on exercise of options (note 8e)	34	450
Issuance of common shares through employee share purchase plan	100	—
Deferred financing fees	—	(463)
Capital lease payments	(3)	(2)

Net cash from financing activities	131	(15)

Cash flows from investing activities:
Short-term investments	12,700	7,505
Acquisition of property and equipment	(109)	(913)
Acquisition of intangible assets	(56)	(3)

Net cash from investing activities	12,535	6,589

Effect of exchange rate changes on cash and cash equivalents	(60)	132

Net change in cash and cash equivalents	(4,965)	(5,991)
Cash and cash equivalents, beginning of period	35,946	16,437

Cash and cash equivalents, end of period	$30,981	$10,446

Supplemental disclosure of non-cash investing and finance items:
Deferred financing fees in accounts payable and accrued liabilities	—	1,082
Acquisition of property and equipment in accounts payable and accrued liabilities	104	424

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Notes to the Consolidated Financial Statements

(unaudited)

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

Initial Public Offering

On April 27, 2017, the Company’s registration statement on Form F-1 (File No. 333-217100) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission and a final base PREP prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. A supplemented PREP prospectus containing pricing information and other important information relating to the common shares was also filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The Company’s common shares began trading on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) on April 28, 2017. The public offering price of the shares sold in the IPO was $13.00 per share. The IPO closed on May 3, 2017, pursuant to which the Company sold 4,894,467 shares of common stock including the sale of 394,467 shares of common stock to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017. The Company received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 7,098,194 common shares (note 8c) and the Redeemable Convertible Class A Preferred Shares Warrants were converted into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share (note 7a).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017.

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2017.

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

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s capital lease obligations as of March 31, 2018 approximates its fair value. As quoted prices for the warrants and liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value. These are level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly to fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$8,233	$—	$—	$8,233
Warrant liabilities	2,690	—	—	2,690
Liability for contingent consideration (note 10)	470	—	—	470

Total	$11,393	$—	$—	11,393

	December 31, 2017	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$3,945	$—	$—	$3,945
Warrant liabilities	1,348	—	—	1,348
Liability for contingent consideration (note 10)	470			470

Total	$5,763	$—	$—	$5,763

The following table presents the changes in fair value of the Company’s warrant liabilities:

	Liability at beginning of the period	Increase (decrease) in fair value of warrants	Liability at end of the period
Three months ended March 31, 2018.	$1,348	$1,342	$2,690

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Increase (decrease) in fair value of liability classified stock options	Unrealized foreign currency loss (gain)	Liability at end of the period
Liabilities
Liability classified stock options	$3,945	$4,367	$(79)	$8,233

Net loss per share

The Company follows the two-class method when computing net loss per common share as the Company issued redeemable convertible Class A preferred shares in January 2016 that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the year to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible Class A preferred shares were non-cumulative, contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common shareholders resulting from preferred share dividends, net losses are not allocated to participating securities. The Company reported a net loss attributable to common shareholders for all periods presented. The redeemable convertible Class A preferred shares were converted into common share in conjunction with the Company’s IPO.

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding redeemable convertible Class A preferred shares, stock options and warrants. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the year, including potential dilutive common shares assuming the dilutive effect of outstanding instruments. The if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible Class A preferred shares. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to ASC 815 liability classified warrants and stock options, if dilutive, if they are presumed to be share settled. The redeemable convertible Class A preferred shares and stock options outstanding were all excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss used to compute net loss per common share:
Basic	$(21,204)	$(15,926)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant liabilities	—	(710)

Diluted	$(21,204)	$(16,636)

Denominator:
Weighted-average common shares outstanding:
Basic	25,459,150	13,183,928
Adjustment for dilutive effect of stock options and warrants	—	145,823

Diluted	25,459,150	13,329,751

Net loss per common share — basic	$(0.83)	$(1.21)
Net loss per common share — diluted	$(0.83)	$(1.25)

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue for U.S. GAAP by creating a new Topic 606, “Revenue from Contracts with Customers” and it supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for license, collaboration and other revenues, see note 9, “Research, Collaboration and Licensing Agreements”.

The Company adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company has included the disclosures required by ASU 2014-09.

Recent accounting pronouncements not yet adopted

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, the objective of which is to improve the financial reporting accounting principles. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Act, from accumulated other comprehensive income to retained earnings. The guidance is effective in the first quarter of fiscal year, 2020, and earlier adoption is permitted. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Short-Term Investments

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions in accordance with the Company’s treasury policy. These GICs bear interest rate of 1.0%-2.0% per annum with a maturity up to 12 months. The Company may redeem these investments 30 days after deposit without penalty.

5. Acquisition of Kairos

Description of the Transaction

On March 18, 2016, the Company completed the acquisition of all remaining issued and outstanding shares of Kairos, for $24,778 (C$32,257). This consideration was comprised of $23,043 (C$30,000) in common shares of the Company, and $1,733 (C$2,257) in cash, pursuant to a net working capital adjustment determined at closing. Prior to this acquisition the Company had a 19.99% equity interest in Kairos. The Company recognized IPR&D and Goodwill as part of the purchase price allocation.

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

The Company concluded that there were no further impairment indicators related to IPR&D for the three months ended March 31, 2018. The following table summarizes the carrying value of IPR&D, net of impairment:

	March 31, 2018	December 31, 2017
Acquired IPR&D	$20,700	$20,700
Less: Impairment	(2,304)	(2,304)

	$18,396	$18,396

The Company performed its annual impairment test for goodwill as of December 31, 2017. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2017, the Company performed a qualitative assessment for impairment of goodwill, considering factors including industry and market conditions, macro-economic conditions, and the excess of market capitalization over the carrying value of the net assets at December 31, 2017, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the step 1 quantitative test was not required.

6. Liabilities

Accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Trade payables	$959	$1,664
Accrued research expenses	4,374	4,708
Employee compensation and vacation accruals	954	1,981
Accrued legal and professional fees	670	308
Payable to CDRD Ventures Inc. (“CVI”) for Kairos SR&ED receivable	—	165
Other	100	227

Total	$7,057	$9,053

Other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Current income tax liability	$51	$158
Current portion of lease inducements	138	147
Current portion of capital lease liability	16	10

Total	$205	$315

Other long-term liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Liability for contingent consideration (note 10)	$470	$470
Lease inducements	304	344
Capital lease liability	51	52

Total	$825	$866

7. Warrant liabilities and long-term debt

a. Perceptive Debt

Description of transaction:

On June 2, 2016, the Company entered into a Credit Agreement (the “Perceptive Debt”) with Perceptive Credit Opportunities Fund L.P. and PCOF Phoenix II Fund L.P. (collectively, the “Perceptive”). The total credit facility was for $15.0 million consisting of Tranche A and Tranche B term loans for $7.5 million each. The Tranche A term loan was made available to the Company on June 2, 2016, with total net proceeds received of $6,953, after deducting commissions, legal and other administrative costs. The interest rate on the Tranche A term loan was LIBOR plus an applicable margin of 10% per annum with LIBOR to be a minimum of 1% with monthly interest payments. $225 monthly principal payments were originally scheduled to commence on June 2, 2018, with the remaining outstanding principal balance to be paid on June 2, 2020. Under the Credit Agreement, the Company had the option to settle the loan earlier, subject to certain early payment premiums. On June 6, 2017, the Company exercised its option to repay the total outstanding debt ahead of the maturity date.

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

Immediately prior to the consummation of the IPO, in conjunction with the conversion of the Company’s Redeemable Convertible Class A Preferred Shares into common shares (note 8c), the Redeemable Convertible Class A Preferred Share Warrants were converted on a 1.349367-for-1 basis into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share. These common share warrants were classified as liabilities as they contained a down-round provision and because of the understanding that in compliance with applicable securities laws, the warrants required the issuance of registered securities upon exercise and did not sufficiently preclude an implied right to net cash settlement.

b. Warrant liabilities

Warrant liabilities from Perceptive warrants (note 7a) were $2,690 and $1,348 as of March 31, 2018 and December 31, 2017, respectively. The Company recorded a $1,342 increase in fair value of warrant liabilities during the three months ended March 31, 2018, related to the Perceptive Warrants. The estimated fair value of the Perceptive Warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2018	2017
Expected term	3.18 years	4.18 years
Dividend yield	0%	0%
Expected volatility	67.70%	67.33%
Risk-free interest rate	2.39%	1.72%

8. Redeemable Convertible Class A Preferred Shares, and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

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

As of March 31, 2018 and December 31, 2017, no preferred shares were issued or outstanding, respectively.

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

All options shall vest in accordance with the terms of their grant agreements.

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	2,263,712	14.24	11.35	7.53	1,455	1,160

Granted	234,025	15.59	12.32
Expired	(2,033)	14.44	11.42
Exercised	(7,207)	5.22	4.77
Forfeited	(4,495)	11.46	9.06

Outstanding, March 31, 2018	2,484,002	14.39	11.16	7.63	7,038	5,459

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	636,595	9.70	9.46	15
Granted	565,500	11.84
Expired	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2018	1,202,095	10.71	9.57	1,596

The Company received cash proceeds of $34 (C$43) from stock options exercised.

The stock options expire at various dates from June 30, 2018 to June 12, 2032.

The estimated fair value of options granted to officers, directors, employees and consultants is amortized over the vesting period. Compensation expense (income) is recorded in research and development expenses, general and administration expenses and finance expense (income) as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$1,192	$844
General and administrative and other	2,351	2,132

Total	$3,543	$2,976

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility	66.2%	66.5%
Risk-free interest rate	2.14%	1.55%
Expected average life of options	5.91 years	5.90 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility	66.2%	65.9%
Risk-free interest rate	2.60%	1.84%
Expected average life of options	5.91 years	5.89 years

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar complexity and stage of development and calculates historical volatility using the volatility of these companies.

Risk-Free Interest Rate — This rate is from the Government of Canada and U.S. Federal Reserve marketable bonds for the month prior to each option grant during the year, having a term that most closely resembles the expected life of the option.

Expected Term — This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company estimates the expected life of the option term to be six years. The Company uses the simplified method to calculate the average expected term, which represents the average of the vesting period and the contractual term.

Share Fair Value — Options granted after the Company’s IPO, are issued at the fair market value of the Company’s stock at the date the grant is approved by the Board. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the Board, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	March 31, 2018	March 31, 2017
Dividend yield	0%	0%
Expected volatility	66.5%	66.5%
Risk-free interest rate	1.55%	1.55%
Expected average option term	5.89 years	5.89 years
Number of liability classified stock options outstanding	1,474,630	1,554,687

At March 31, 2018, the unamortized compensation expense related to unvested options was $10,777 (C$13,895). The remaining unamortized compensation expense as of March 31, 2018 will be recognized over a weighted-average period of 2.2 years.

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

Eligible employees will be able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchase of shares under the ESPP are limited for each employee at $25 worth of the Company’s common shares (determined on the grant date of the purchase right) for each year such purchase right is outstanding.

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

The number of common shares reserved for issuance under the ESPP will not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares.

As this plan is considered compensatory, a charge of $5 has been recorded to research and development expense and general and administrative expense accounts for the difference between the fair market value and the discounted price. As of March 31, 2018, total amount contributed by the ESPP participants is $59.

9. Research, Collaboration and Licensing Agreements

The Company has entered into a number of collaboration and licensing agreements which are under the scope of ASC 606, under which it licensed its therapeutic platforms to its strategic partners. The terms of these arrangements typically include one or more of the following types of payments to the Company:

•	non-refundable, up-front license and platform technology access fees;

•	research, development and regulatory milestone payments;

•	commercial milestone payments; and

•	royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised deliverables in the contract; (ii) determination of whether the promised deliverables are performance obligations including whether they are distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on the stand-alone selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Licenses of intellectual property including platform technology access: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses where licenses are not distinct from other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that the Company may not earn all of the milestone payments from each of its strategic partners.

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

Royalties and commercial milestones: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee. Since inception to date, the Company has not recognized any royalty revenue or commercial milestone from any of its out-licensing arrangements.

Research support payments: Payments by the licensees in exchange for research activities performed by the Company on behalf of the licensee are recognized upon performance of such activities at rates consistent with prevailing market rates.

If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, the Company assumes that the contract does not have a significant financing component.

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended March 31,
	2018	2017
Merck:
Research support payments	$—	$1
Lilly:
Research support payments	—	15
Daiichi:
Research support payments	—	214
Other:
Research support payments	40	—

	$40	$230

As at January 1, 2018 and March 31, 2018, contract assets and contract liabilities from research, collaboration and licensing agreements were nil.

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

Upon the execution of the agreement, the Company received a one-time, non-refundable upfront payment of $1.25 million. Over the life of the agreement, the Company is eligible to receive payments up to $190.75 million, comprised of the $1.25 million upfront payment, $3.5 million for research phase successes, up to $6.0 million for completion of IND-enabling studies, up to $66.0 million for development milestones and up to $114.0 million for commercial milestones. In addition, the Company is eligible to receive tiered royalty payments on sales of products. Merck will have exclusive worldwide commercialization rights to products derived from the agreement. The events and conditions resulting in payments for research, development and commercial milestones solely depend on Merck’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Merck, is a customer. The Company identified the following promised goods and services at the inception of the Merck agreement: (1) the research license, (2) the commercial license, (3) the transfer of the Company’s platform technology (Azymetric) (4) research services and technical assistance in connection with the transfer of platform technology to Merck, and (5) research activities to be performed on behalf of Merck. The Company concluded that the licenses and platform technologies together are distinct. Accordingly, the deliverables (1) through (4) were considered as a single performance obligation and the upfront payment of $1.25 million has been allocated to this performance obligation. The upfront payment was recorded as deferred revenue and recognized into revenue on a straight-line basis from October 1, 2011 through June 30, 2012, the period over which the Company performed the procedures for transferring the Company’s know-how and technology and related technical assistance during the transfer process. The research activities to be performed on behalf of Merck after the transfer of the technology are also determined to have stand-alone value as Merck or another third party could provide these services without the Company’s assistance. The revenue from this deliverable is recognized upon performance of such activities at rates consistent with prevailing market rates.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $1.25 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Merck and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2018, the Company recorded $nil (2017: $1) in research support payments from Merck, under the terms of the amended agreement and on September 19, 2017, the Company disclosed that Merck had provided formal notification of their plans to advance a bispecific drug candidate into preclinical development.

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

Upon the execution of the agreement, the Company received a one-time, non-refundable upfront payment of $1.0 million. Over the life of the agreement, the Company will receive funding for internal and external research costs incurred on behalf of Lilly on the project, and is eligible to receive potential milestone payments for each product, comprised of $1.0 million for research phase success, $2.0 million for IND submission, $8.0 million for development milestones and up to $40.0 million for commercial milestones. In addition, the Company is eligible to receive tiered royalty payments on the sale of products. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. The Company determined that other than the research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Lilly, is a customer. The Company identified the following promised goods and services at the inception of the Lilly agreement: (1) the research license, (2) the commercial license, (3) the transfer of the Company’s platform technology (Azymetric), (4) the research services and technical assistance to be provided by the Company in connection with the transfer of intellectual property to Lilly, and (5) research activities to be performed on behalf of Lilly. The Company concluded that the licenses and platform technology together are distinct. Accordingly, the deliverables (1) through (4) were considered as a single performance obligation and the upfront payment of $1.0 million has been allocated to this performance obligation. The payment was recorded as deferred revenue and recognized into revenue on a straight-line basis from December 31, 2013 to June 30, 2014, the period over which the Company performed the procedures for transferring the Company’s know-how and technology and related technical assistance during the transfer process. The research activities to be performed on behalf of Lilly after the transfer of the technology are also determined to be distinct as Lilly or another third party could provide these services without the Company’s assistance. The revenue from this deliverable is recognized upon performance of such activities at rates consistent with prevailing market rates.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $1.0 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2018, the Company recorded $nil (2017: $15) in research support revenue from Lilly.

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

The Company is eligible to receive potential milestone payments totaling up to $125.0 million, comprised of up to $2.0 million for research success milestone, up to $8.0 million for IND submission milestones, up to $20.0 million for development milestones and up to $95.0 million for commercial milestones. In addition, the Company is eligible to receive tiered royalty payments on the sale of products. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. No license, research, development and commercial milestones or royalty payments have been received to date. The Company determined that other than the research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Lilly, is a customer. At execution, there was no up-front fee received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Upon the execution of the Agreement, the Company received a one-time, non-refundable payment of $8.0 million. Over the life of the agreement, the Company is eligible to receive potential milestone payments totaling up to $164.0 million per each therapeutic candidate, comprised of a payment of $7.5 million upon Celgene exercising a Commercial License Option, up to $101.5 million for development milestones and up to $55.0 million for commercial milestones. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. Celgene will have exclusive worldwide commercialization rights to products derived from the agreement if Celgene elects to exercise a Commercial License Option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Celgene’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Celgene, is a customer. The Company identified the following promised goods and services at the inception of the Celgene agreement: (1) the non-exclusive research license, (2) the transfer of the Company’s platform technology (Azymetric) and relevant know-how, and (3) technical assistance if required by Celgene in connection with the transfer of technology. The Company concluded that the license and platform technology together are distinct. Accordingly, all the deliverables are considered a single performance obligation and the upfront payment of $8.0 million has been allocated to this performance obligation. The upfront payment was recognized as revenue ratably over the six-month period ended June 30, 2015, the period during which the Company transferred its technical know-how and technology to Celgene.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $8.0 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Celgene and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company concluded that, at the inception of the agreement, Celgene’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and does not contain a significant or incremental discount.

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

Under the terms of the agreement, GSK will have the right to develop a minimum of four products across multiple disease areas, and the Company will be eligible to receive research, development, and commercial milestones of up to $110.0 million for each product. In addition, the Company is eligible to receive tiered sales royalties. Under the terms of the agreement, each party is liable for their own internal and external research costs incurred in the project. Furthermore, the Company will have the right to develop up to four products with the intellectual property arising from the collaboration without any royalty or milestone payment to GSK. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. At execution, there was no up-front fee received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Upon execution of the agreement, the Company received a technology access fee of $6.0 million on May 3, 2016. The Company is also eligible to receive up to $30.0 million in research milestone payments; up to $152.0 million in development milestone payments; and up to $720.0 million in commercial sales milestone payments. In addition, the Company is entitled to receive tiered royalties on potential sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company identified the following promised goods and services at the inception of the GSK agreement: (1) the non-exclusive research license, (2) commercial license (3) transfer of the Company’s platform technology (Azymetric) and relevant know-how, (4) technical assistance if required by GSK in connection with the transfer of technology, and (5) the obligation to provide future technology improvement and updates, when and if available. The Company concluded that the licenses and platform technologies together are distinct. Accordingly, deliverables (1) through (4) were considered as a single performance obligation and the technology access fee of $6.0 million has been allocated to this performance obligation and has been recognized as revenue upon completion of the transfer of the Company’s technology and technical know-how to GSK.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The Company concluded that the best estimate of selling price for the obligation to deliver future technology improvements and updates was a nominal amount, as the Company has no intention of performing and has made no commitment to perform or provide additional update work on the applicable technology platform. Accordingly, no arrangement consideration was allocated to this deliverable.

At execution, the transaction price included only the $6.0 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Upon execution of the agreement, the Company received a technology access fee of $2.0 million. The Company is also eligible to receive up to $66.9 million in research and development milestone payments and commercial license option; and up to $80.0 million in commercial sales milestone payments. In addition, the Company is eligible to receive tiered royalties on potential product sales. The Company determined that other than a research milestone for $1.0 million, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Daiichi Sankyo’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Daiichi Sankyo, is a customer. The Company identified the following promised goods and services at the inception of the Daiichi Sankyo agreement: (1) the research license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how, and (3) research activities to be performed on behalf of Daiichi Sankyo. The Company concluded that the licenses and platform technologies together are distinct. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the technology access fee of $2.0 million was allocated to this performance obligation and was recognized as revenue upon delivery of the licenses and transfer of the relevant technology. The research activities to be performed on behalf of Daiichi Sankyo after the transfer of the technology are also determined to be distinct as Daiichi Sankyo or another third party could provide these services without the Company’s assistance. The revenue to be received from Daiichi Sankyo from delivery of these services is recognized upon performance of such activities at rates consistent with prevailing market rates. The Company concluded that, at the inception of the agreement, Daiichi Sankyo’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and did not contain a significant or incremental discount.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $2.0 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sankyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

On June 26, 2017, the Company recorded non-refundable milestone revenue from Daiichi Sankyo in the amount of $1.0 million upon the achievement of a research milestone.

During the three months ended March 31, 2018, the Company recorded $nil in research support revenue from Daiichi Sankyo (2017: $214).

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

Upon execution of the agreement, the Company received a non-refundable upfront fee of $50.0 million. The Company is also eligible to receive up to $282.0 million in development milestone payments and up to $1,119.0 million in commercial milestone payments. In addition, Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Janssen, is a customer. The Company identified the following promised goods and services at the inception of the Janssen agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how. The Company concluded that the licenses and platform technologies together are distinct. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the upfront fee of $50.0 million was allocated to this performance obligation and was recognized as revenue upon delivery of the licenses and transfer of the relevant technology.

In order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $50.0 million up-front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company also leases office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at March 31, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(dollars in thousands)
Capital lease obligations	$24	$19	$23	$11	$2	$79
Operating lease obligations	1,937	1,948	1,958	1,082	—	6,925

Total contractual obligations	$1,961	$1,967	$1,981	$1,093	$2	$7,004

Other Commitments

The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance. This insurance limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and the Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

In August 2016, the Company entered into a license agreement with Innovative Targeting Solutions Inc., or ITS, to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period. Licensing fees paid to ITS are recorded in intangible assets and amortized over a twelve-month period. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2018, the contingent consideration had an estimated fair value of approximately $470, which has been recorded within other long-term liabilities (note 6). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

11. Related Party Transactions

Lilly was considered a related party under ASC 850 — Related Party Disclosures. Total revenue recognized from the two Lilly agreements for the three months ended March 31, 2018 and 2017 were $nil and $15, respectively (note 9). The amount due from Lilly under these agreements was $nil as of March 31, 2018 and December 31, 2017, respectively.

12. Subsequent Events

On April 22, 2018, Celgene exercised its right to increase the number of potential products it can develop and commercialize from eight to ten and extended the research program term by 24 months until April 2020, for which the Company is entitled to receive an expansion fee of $4.0 million and is eligible to receive up to $164.0 million per additional product in development and commercial milestones plus royalties on worldwide sales in accordance with the terms of the licensing and collaboration agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2018 and with the securities commissions in all provinces and territories of Canada on March 14, 2018. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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

Initial Public Offering

On May 3, 2017, we successfully closed our initial public offering (the “IPO”) pursuant to which we sold 4,894,467 common shares (including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional common shares on May 31, 2017). The public offering price of the common shares sold in the IPO was $13.00 per share. We received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and estimated offering expenses. The common shares are listed for trading on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “ZYME”.

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific antibody which targets two distinct domains of the human epidermal growth factor receptor 2, or HER2. In our adaptive Phase 1 clinical trial, ZW25 has been well tolerated with promising single agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. Its unique design may enable ZW25 to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors, who are otherwise limited to chemotherapy or hormone therapy. Our second product candidate, ZW49, capitalizes on the unique design and antibody framework of ZW25 and is a bispecific antibody-drug conjugate, or ADC, armed with our proprietary ZymeLink-cytotoxic payload. We designed ZW49 to be a best-in-class HER2-targeting ADC with a wide therapeutic window, for which we expect to file an Investigational New Drug, or IND, application in 2018. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in immuno-oncology and other therapeutic areas. In addition to our wholly owned pipeline, two of our therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research Ltd., Eli Lilly and Company, Celgene Corporation and Celgene Alpine Investment Co. LLC, GlaxoSmithKline Intellectual Property Development Limited, Daiichi Sankyo Co., Ltd., and Janssen Biotech, Inc. or “Merck”, “Lilly”, “Celgene”, “GSK”, “Daiichi Sankyo” and “Janssen”, respectively.

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

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development, or SR&ED, tax credits and a credit facility as well as our IPO in 2017. From inception through March 31, 2018, we received approximately $200.2 million, net of share issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, and our IPO. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2018, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical and preclinical development of our lead product candidates for at least the next twelve months.

Through March 31, 2018, we had an accumulated deficit of $130.0 million. We reported a net loss of $21.2 million for the three months ended March 31, 2018. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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

In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize three bispecific antibodies generated through the use of the Azymetric platform. This agreement did not alter or amend the initial agreement entered in 2013. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target-pair exclusive (for two bispecific antibodies) and an antibody sequence pair-specific (for one bispecific antibody) license to research, develop and commercialize certain licensed products. In 2017, Lilly nominated a bispecific candidate from this agreement for preclinical development and discontinued the development of two other bispecific antibodies due to strategic portfolio realignment in those particular disease areas. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million ($2.0 million earned in 2016), IND submission milestone payments of up to $8.0 million, development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. In conjunction with this collaboration agreement, Lilly purchased approximately $24.0 million of our common shares.

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

In December 2014, we entered into a collaboration agreement with Celgene to research, develop and commercialize up to eight bispecific antibodies generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Celgene a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million, which was accounted for as upfront collaboration consideration received in 2014. In April 2018, Celgene exercised its right to increase the number of programs under this collaboration from eight to ten and extended the research program term by 24 months until April 2020, for which are entitled to receive $4.0 million in accordance with the terms of the collaboration agreement. As a result, Celgene has the right to exercise options on up to ten programs and if Celgene opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. No development or commercial milestone payments or royalties have been received to date.

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

Under the agreement, we are collaborating with Celgene to generate and develop a number of bispecific antibodies during the research program term. After the conclusion of the research program in April 2020, Celgene will be solely responsible for the further research, development, manufacturing and commercialization of the products.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2017.

Our management’s discussion and analysis of financial conditions and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the we evaluate our estimates, including those related to revenue recognition, SR&ED Program and Industrial Research Assistance Program (“IRAP”), share-based compensation, warrants, accrual of expenses, preclinical study accruals, valuation allowance for deferred taxes, other contingencies and valuation of assets acquired in a business combination. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective on January 1, 2018, as required.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. We adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. We have included the disclosures required by ASU 2014-09.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2018 within this Quarterly Report on Form 10-Q.

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

Research and Development Expense

Research and development expenses consist of expenses incurred in performing research and development activities. These expenses include conducting research experiments, preclinical studies, and other indirect expenses in support of advancing our product candidates and therapeutic platforms. The following items are included in research and development expenses:

•	employee-related expenses such as salaries and benefits;

•	employee-related overhead expenses such as facilities and other allocated items;

•	share-based compensation expense related to employees and consultants engaged in research and development activities;

•	depreciation of laboratory equipment, computers and leasehold improvements;

•	fees paid to consultants, subcontractors, CROs and other third-party vendors for work performed under our clinical trials and preclinical studies, including but not limited to laboratory work and analysis, database management, statistical analysis, and other items; and

•	amounts paid to vendors and suppliers for laboratory supplies.

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

Other Income (Expense)

Other income (expense) primarily consists of interest and accretion expense, interest income, change in fair value of warrant liabilities and foreign exchange gain (loss).

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Revenue from research and collaborations	$0.04	$0.23	$(0.19)	(83)%

The decrease in collaboration revenue for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to a $0.2 million decrease in research support payments from Daiichi Sankyo as research and development activities under the agreement with Daiichi Sankyo shifted to our partner.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
ZW25	$5.8	$2.2	$3.6	164%
ZW49	1.3	0.4	0.9	225%
Therapeutic platforms	1.7	2.1	(0.4)	(19)%
Other research activities	4.3	4.4	(0.1)	(2)%

Total research and development expense	$13.1	$9.1	$4.0	44%

During the three months ended March 31, 2018, our research and development expenditures increased by $4.0 million, compared to the same period in 2017. This was primarily due to an increase in clinical costs for ZW25 and development costs for ZW49 in 2018, which was partially offset by a decrease in early stage research and development activities in platform technologies compared to the same period in 2017. Research and development expenses for the three months ended March 31, 2018 included $0.6 million related to activities conducted in Quebec, Canada.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
General and administrative expense	$7.1	$6.3	$0.8	13%

General and administrative expense increased for the three months ended March 31, 2018 by $0.8 million, compared to the same period in 2017, primarily due to an increase in compensation costs and professional fees. The compensation costs increase was the result of new hires as well as an increase in stock-based compensation expense.

Other (Expense) Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Other (expense) income, net	$(1.2)	$0.5	$(1.7)	(340)%

Other income for the three months ended March 31, 2018 decreased by $1.7 million compared to the same period in 2017. Net other expense for 2018 primarily included a $1.3 million loss due to an increase in fair value of warrant liabilities and a $0.1 million net foreign exchange loss, which were partially offset by $0.3 million of net interest income. Other income for the same period in 2017 primarily consisted of $0.6 million in income due to a decrease in fair value of warrant liabilities and a $0.2 million net foreign exchange gain, which were partially offset by $0.3 million of accretion and net interest expense.

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

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of March 31, 2018, we had $70.0 million in cash and cash equivalents and short-term investments.

In addition to our existing cash and cash equivalents, we expect to continue to receive additional reimbursements from our existing and future research collaborations for research and development services rendered and additional milestone payments. However, our ability to receive future milestone payments is dependent upon the successful completion of specified research and development activities by Zymeworks and its collaborators and therefore is uncertain at this time.

Cash Flows

The following table represents a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(17.6)	$(12.7)
Investing activities	12.6	6.6
Financing activities	0.1	—
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1

Net decrease in cash and cash equivalents	$(5.0)	$(6.0)

Operating Activities

During the three months ended March 31, 2018, cash used in operating activities was $17.6 million, which consisted of a net loss of $21.2 million. The net loss was adjusted by non-cash charges of $5.7 million and a net decrease of $2.1 million in our net operating assets. The non-cash charges primarily consisted of $3.5 million in stock-based compensation, $0.7 million in depreciation and amortization, and $1.3 million in increase in fair value of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities of $2.1 million and a decrease in prepaid assets of $0.2 million, which was partially offset by a decrease in SR&ED and accounts receivable of $0.4 million.

During the three months ended March 31, 2017, cash used in operating activities was $12.7 million, which consisted of a net loss of $15.9 million. The net loss was adjusted by non-cash charges of $4.5 million and a net decrease of $1.3 million in our net operating assets. The non-cash charges primarily consisted of $3.0 million in stock-based compensation, $0.6 million in depreciation and amortization and $1.5 million in impairment charges, which were partially offset by a $0.6 million gain from valuation of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities of $2.3 million and increase in prepaid assets of $1.1 million, which was partially offset by decrease in SR&ED and accounts receivable of $2.1 million.

Investing Activities

Net cash from investing activities for the three months ended March 31, 2018 is primarily related to an decrease in short-term investments, whereas in 2017 $7.5 million received from the disposal of short-term investments was partially offset by $0.9 million in purchases of lab equipment, computer hardware, and increases in leasehold improvements.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 included $0.1 million from stock option exercises and proceeds from issuance of common shares in relation to our employee stock purchase plan, whereas in 2017 $0.5 million received from stock option exercises was offset by $0.5 million cash paid for IPO related deferred financing costs.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2019. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. We may also be eligible to receive certain research, development and commercial milestone payments in the future. However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at March 31, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Capital lease obligations	24	19	23	13	79
Operating lease obligations	1,937	1,948	1,958	1,082	6,925

Total contractual obligations	$1,961	$1,967	$1,981	$1,095	7,004

Other Commitments

We have entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, we are obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, we currently hold commercial and product liability insurance. This insurance limits our liability and may enable us to recover a portion of any future amounts paid. Historically, we have not made any indemnification payments under such agreements and we believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.

In August 2016, we entered into a license agreement with Innovative Targeting Solutions Inc., or ITS, to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period. Licensing fees paid have been recorded in intangible assets and are being amortized over a twelve-month period. We may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2018, the development milestone payments had an estimated fair value of approximately $470 thousand, which has been recorded as contingent consideration within other long-term liabilities (2017: $470 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of April 30, 2018, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 25,464,460 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of April 30, 2018, we had 1,336,655 common shares issuable pursuant to 1,336,655 exercisable outstanding stock options, 2,342,217 common shares issuable pursuant to 2,342,217 outstanding options that were not exercisable at that date and 398,076 common shares issuable pursuant to 398,076 warrants.

JOBS Act Accounting Election

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates and exchange rates.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $70.0 million and $87.8 million at March 31, 2018 and December 31, 2017, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2018, our net monetary assets denominated in Canadian dollars was $4.3 million (C$5.5 million).

Our operating results and financial position are reported in U.S. dollars in our financial statements. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact upon our loss and may also affect the value of our assets and the amount of shareholders equity. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $0.4 million being recorded in the Consolidated Statements of Loss and Comprehensive Loss on the translation of our Canadian dollar net monetary assets into our U.S. dollar functional currency.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the design and operating effectiveness of our disclosure controls and procedures in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act and National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings, or NI 52-109. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2018, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	limitations or warnings contained in the approved labeling for a product candidate;

•	changes in the standard of care for the targeted indications for any of our product candidates;

•	limitations in the approved clinical indications for our product candidates;

•	demonstrated clinical safety and efficacy compared to other products;

•	lack of significant adverse side effects;

•	sales, marketing and distribution support;

•	availability of coverage and extent of reimbursement from managed care plans and other third-party payors;

•	timing of market introduction and perceived effectiveness of competitive products;

•	the degree of cost-effectiveness of our product candidates;

•	availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;

•	the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second or third-line therapy for particular diseases;

•	whether the product can be used effectively with other therapies to achieve higher response rates;

•	adverse publicity about our product candidates or favorable publicity about competitive products;

•	convenience and ease of administration of our products; and

•	potential product liability claims.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2016 and for the three months ended March 31, 2018 was $10.4 million, $33.8 million and $21.2 million, respectively. As of March 31, 2018 our accumulated deficit was approximately $130.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of March 31, 2018, approximately 7.4% of our cash and cash equivalents was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

If our strategic partnerships do not result in the successful development and commercialization of product candidates or if one of our partners terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. Moreover, our estimates of the potential revenue we are eligible to receive under our strategic partnerships may include potential payments in respect of therapeutic programs for which our partners have discontinued development or may discontinue development in the future. Furthermore, our strategic partners may not keep us informed as to the status of their in-house research activities and they may fail to exercise options embedded within certain agreements. Any discontinuation of product development by our strategic partners could reduce the amounts receivable under our strategic partnerships below the stated amounts we are eligible to receive under those agreements. If we do not receive the funding we expect under these agreements, our development of our therapeutic platforms and product candidates could be delayed and we may need additional resources to develop product candidates and our therapeutic platforms. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our program strategic partners. For example, in 2017 Lilly nominated a bispecific candidate from their 2014 agreement with us for preclinical development and discontinued the development of two other bispecific antibodies due to strategic portfolio realignment in those particular disease areas. As a result, we have updated our projections and are currently eligible to receive up to $125.0 million under this agreement, comprised of research milestone payments of up to $2.0 million ($2.0 million earned in 2016), IND submission milestone payments of up to $8.0 million, development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, and newly empowered state attorneys general with the authority to enforce HIPAA. In January 2013, the Office for Civil Rights of the U.S. Department of Health and Human Services issued the Final Omnibus Rule under HIPAA pursuant to HITECH that makes significant changes to the privacy, security and breach notification requirements and penalties. The Final Omnibus Rule generally took effect in September 2013 and enhances certain privacy and security protections, and strengthens the government’s ability to enforce HIPAA. The Final Omnibus Rule also enhanced requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways. These state laws may not have the same effect and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We are currently a “foreign private issuer,” as such term is defined in Rule 405 under the U.S. Securities Act of 1933, as amended, or the Securities Act, and are not subject to the same requirements that are imposed upon U.S. domestic issuers by the SEC. While we have voluntarily chosen to file periodic reports on U.S. domestic issuer forms, such as this Quarterly Report on Form 10-Q, we will maintain our status as a foreign private issuer and are not subject to certain other requirements imposed on U.S. domestic issuers. However, we will no longer be a foreign private issuer if a majority of our common shares are held in the United States and (i) a majority of our directors or executive officers are U.S. citizens or residents; (ii) a majority of our assets are located in the United States; or (iii) our business is administered principally in the United States. As of December 31, 2017, the majority of our common shares are held in the United States. Moreover, the majority of our directors are U.S. citizens. Accordingly, with the expectation that we may no longer be considered a foreign private issuer as of the next determination date, we have voluntarily chosen to file periodic reports on U.S. domestic issuer forms, beginning with this Quarterly Report on Form 10-Q. The next determination date with respect to our foreign private issuer status is June 30, 2018. If, as we expect, we no longer qualify as a foreign private issuer on that determination date, as of January 1, 2019 we will no longer be eligible to use the rules and forms designated for foreign private issuers and we will be considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. If we are not a foreign private issuer, we will be required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we will no longer be eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accomodations for foreign private issuers under the rules of the SEC or NYSE.

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

As of March 31, 2018 we had 154 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

Under the corporate governance standards of the NYSE, a majority of our board of directors and each member of our audit committee must be an independent director no later than the first anniversary of the completion of our initial public offering (IPO). The policies of the TSX require our board of directors to consist of at least two independent directors and Canadian securities laws require each member of the audit committee to be independent within the meaning of Canadian securities laws. As of the date of this Quarterly Report on Form 10-Q, we meet these requirements but we may in the future encounter difficulty in attracting and retaining qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common shares from the NYSE and TSX.

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

In addition, as a foreign private issuer, we have the option to follow certain Canadian corporate governance practices rather than those of the United States, except to the extent that such laws would be contrary to U.S. securities laws, provided that we disclose the requirements we are not following and describe the Canadian practices we follow instead. As a result, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all domestic U.S. corporate governance requirements. As described elsewhere in this Quarterly Report on Form 10-Q, we expect to no longer qualify as a foreign private issuer as of our next determination date of June 30, 2018, such that as of January 1, 2019, we will be considered a U.S. domestic issuer.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board, or PCAOB, and National Instrument 52-109 — Certification of Disclosure in Issuers’ Annual and Interim Filings, or NI 52-109, our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our disclosure controls and procedures annually. We have elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore we are not required to deliver an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an emerging growth company. We could be an emerging growth company for up to five years from our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. An independent assessment of the effectiveness of our internal control could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

We are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2⁄3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote;

and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

U.S. civil liabilities may not be enforceable against us, our directors, our officers or certain experts named in our Annual Report on Form 10-K.

We are governed by the BCBCA and our principal place of business is in Canada. Many of our directors and officers, as well as certain experts named in our Annual Report on Form 10-K, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.

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

We believe that we were not classified as a passive foreign investment company, or PFIC, for the taxable year ending December 31, 2017. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Certain United States Income Tax Considerations For United States Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Certain United States Income Tax Considerations For United States Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

Insiders have substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.

Our directors, named executive officers and principal shareholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 51.8% of our outstanding common shares as of April 20, 2018. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common shares by:

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

Provisions in our notice of articles and articles, as well as certain provisions under the BCBCA, and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our board of directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:

•	shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least a majority of the shares entitled to vote on such approval;

•	our board of directors may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and

•	shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make sales of equity securities during our fiscal quarter ended March 31, 2018 that were not registered under the Securities Act.

On May 3, 2017, we consummated our initial public offering and sold 4,500,000 shares of common stock at an initial offering price of $13.00 per share for aggregate gross proceeds of $58.5 million before deducting underwriting discounts and commissions and offering expenses paid by us. On May 31, 2017 we completed the sale of an additional 394,467 shares of common stock at an initial offering price of $13.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, for additional gross proceeds of $5.1 million before deducting underwriting discounts and commissions and offering expenses paid by us. The offer and sale of all of the shares in our initial public offering, including shares sold pursuant to the over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form F-1 (File No. 333-217100), which was declared effective by the SEC on April 27, 2017. We received net proceeds from our initial public offering of approximately $54.2 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of approximately $4.9 million. Our planned “Use of Proceeds” as described in the final prospectus dated as of April 27, 2017 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 28, 2017 included the planned use of approximately $5.0 million to fund clinical development expenses for ZW33. As previously announced on March 14, 2018, we have decided to advance ZW49 in lieu of ZW33. As such, the $5.0 million allocated to ZW33 has been reallocated to ZW49. Other than this reallocation, there has been no material change in the use of proceeds from our planned “Use of Proceeds” as described in the final prospectus noted above.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Warrant Certificate issued to Perceptive Credit Holdings, (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

4.3	Investors’ Rights Agreement, dated January 7, 2016, by and among the Registrant and the investors listed on Schedule A-1 and Schedule A-2 thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 1, 2018

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Chief Financial Officer (Principal (Financial Officer and Principal Accounting Officer)
	Date:	May 1, 2018