Form 10-Q
period 2018-06-30
Zymeworks Inc.
filed 2018-08-01
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding common shares of the registrant, no par value per share, as of July 31, 2018 was 31,959,683

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2018

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

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our ability to obtain regulatory approval for our product candidates without significant delays;

•	the predictive value of our current or planned clinical trials;

•	delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;

•	our ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;

•	the design or our execution of clinical trials may not support regulatory approval;

•	our discretion to discontinue or reprioritize the development of any of our product candidates;

•	the potential for our product candidates to have undesirable side effects;

•	our ability to face significant competition;

•	no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;

•	the competitive threat of biosimilar products;

•	the likelihood of broad market acceptance of our product candidates;

•	our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;

•	our ability to commercialize products outside of the United States;

•	the outcome of reimbursement decisions by third-party payors relating to our products;

•	our expectations with respect to the market opportunities for any product that we or our strategic partners develop;

•	our ability to pursue product candidates that may be profitable or have a high likelihood of success;

•	our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;

•	our ability to meet the requirements of ongoing regulatory review;

•	the threat of product liability lawsuits against us or any of our strategic partners;

•	changes in product candidate manufacturing or formulation that may result in additional costs or delay;

•	the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;

•	our ability to maintain existing and future strategic partnerships;

•	our ability to realize the anticipated benefits of our strategic partnerships;

•	our ability to secure future strategic partners;

•	the potential for foreign governments to impose strict price controls;

•	the risk of security breaches or data loss, which could compromise sensitive business or health information;

•	current and future legislation that may increase the difficulty and cost of commercializing our product candidates;

•	economic, political, regulatory and other risks associated with international operations;

•	our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;

•	our exposure to potential securities class action litigation;

•	our ability to comply with export control and import laws and regulations;

•	our history of significant losses since inception;

•	our ability to generate revenue from product sales and achieve profitability;

•	our requirement for substantial additional funding;

•	the potential dilution to our shareholders associated with future financings;

•	unstable market and economic conditions

•	currency fluctuations and changes in foreign currency exchange rates;

•	restrictions on our ability to seek financing, which may be imposed by future debt;

•	our intention to rely on third-party manufacturers to produce our clinical product candidate supplies;

•	our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;

•	our reliance on the performance of independent clinical investigators and contract research organizations (CRO);

•	our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;

•	our ability to operate without infringing the patents and other proprietary rights of third parties;

•	our ability to obtain and enforce patent protection for our product candidates and related technology;

•	our patents could be found invalid or unenforceable if challenged;

•	our intellectual property rights may not necessarily provide us with competitive advantages;

•	we may become involved in expensive and time-consuming patent lawsuits;

•	we may be unable to protect the confidentiality of our proprietary information;

•	the risk that the duration of our patents will not adequately protect our competitive position;

•	our ability to obtain protection under the Hatch-Waxman Amendments and similar foreign legislation;

•	our ability to comply with procedural and administrative requirements relating to our patents;

•	the risk of claims challenging the inventorship of our patents and other intellectual property;

•	our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;

•	patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;

•	we may not be able to protect our intellectual property rights throughout the world;

•	we will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;

•	the risk of employee misconduct including noncompliance with regulatory standards and insider trading;

•	our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;

•	if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline;

•	our ability to retain key executives and attract and retain qualified personnel;

•	our ability to manage organizational growth; and

•

additional costs and expenses related to the change from foreign private issuer to U.S. domestic issuer status and our decision to voluntarily comply with certain U.S. domestic issuer reporting obligations before we are required to do so.

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

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three and six months ended June 30, 2018

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,379	$35,946
Short-term investments (note 4)	110,848	51,851
SR&ED receivables	1,926	2,092
Accounts receivables	303	238
Prepaid expenses and other current assets	3,807	2,208

Total current assets	172,263	92,335
Acquired in-process research and development (note 5)	18,396	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	1,150	1,215
Property and equipment, net	6,752	7,178
Intangible assets, net	296	748
Deferred tax assets	122	67

Total assets	$210,995	$131,955

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$12,333	$9,053
Warrant liabilities (note 7b)	—	1,348
Fair value of liability classified options	11,265	3,945
Other current liabilities (note 6)	147	315

Total current liabilities	23,745	14,661
Other long term liabilities (note 6)	785	866

Total liabilities	24,530	15,527
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at June 30, 2018 and December 31, 2017, respectively; 31,950,441 and 25,444,006 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (note 8a)	$319,713	222,991
Additional paid-in capital	9,205	8,812
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(135,794)	(108,716)

Total shareholders’ equity	186,465	116,428

Total liabilities and shareholders’ equity	$210,995	$131,955

Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Research and developmental collaborations (note 9)	$22,000	$1,342	$22,040	$1,572
Operating expenses:
Research and development	15,368	8,289	28,453	17,347
Government grants and credits	—	—	—	(218)

	15,368	8,289	28,453	17,129
General and administrative	8,648	2,285	15,714	8,544
Impairment on acquired IPR&D (note 5)	—	—	—	1,536

Total operating expenses	24,016	10,574	44,167	27,209

Loss from operations	(2,016)	(9,232)	(22,127)	(25,637)
Other (expense) income
Interest and other expense	(5)	(179)	(13)	(406)
Change in fair value of warrant liabilities (note 7b)	(2,223)	1,578	(3,565)	2,133
Accretion on long-term debt	—	(160)	—	(248)
Interest and other income	272	328	530	378
Foreign exchange (loss) gain	(60)	(64)	(126)	125
Loss on debt extinguishment (note 7a)	—	(3,114)	—	(3,114)

Total other income (expense), net	(2,016)	(1,611)	(3,174)	(1,132)

Loss before income taxes	(4,032)	(10,843)	(25,301)	(26,769)
Income tax recovery (expense)	(1,919)	(162)	(1,832)	(162)
Deferred income tax (expense) recovery	77	37	55	37

Net loss and comprehensive loss	$(5,874)	$(10,968)	$(27,078)	$(26,894)

Net loss per common share (note 2):
Basic	(0.22)	(0.55)	(1.03)	(1.61)
Diluted	(0.22)	(0.63)	(1.03)	(1.73)
Weighted-average common shares outstanding (note 2):
Basic	26,869,829	20,915,608	26,168,387	17,071,108
Diluted	26,869,829	21,038,652	26,168,387	17,223,606

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2017	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options (note 8e)	76,827	930	—	—	(294)	636
Issuance of common shares through employee share purchase plan (note 8f)	13,247	100	—	—	—	100
Share-based compensation	—	—	—	—	687	687
Issuance of common shares on exercise of warrants (note 7b)	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering (note 1)	6,210,000	90,779	—	—	—	90,779
Net loss	—	—	(27,078)	—	—	(27,078)

Balance at June 30, 2018	31,950,441	$319,713	$(135,794)	$(6,659)	$9,205	$186,465

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Loss for the period	$(27,078)	$(26,894)
Items not involving cash:
Depreciation of property and equipment	920	765
Amortization of intangible assets	558	511
Accretion on long-term debt	—	248
Loss on extinguishment of debt	—	3,114
Share-based compensation	8,320	1,362
Deferred income tax (recovery) expense	(55)	(37)
Impairment on acquired IPR&D	—	1,536
Change in fair value of warrant liabilities (note 7b)	3,565	(2,133)
Unrealized foreign exchange loss (gain)	162	(115)
Changes in non-cash operating working capital:
Accounts receivable	(63)	1,218
SR&ED and IRAP receivables	165	72
Prepaid expenses and other current assets	(1,478)	(2,550)
Accounts payable and accrued liabilities	2,086	(3,645)
Income taxes payable	(213)	(96)

Net cash used in operating activities	(13,111)	(26,644)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs (note 1)	—	56,283
Proceeds from subsequent public offering, net of issuance costs (note 1)	91,827	—
Issuance of common shares on exercise of options (note 8e)	560	505
Issuance of common shares on exercise of warrants (note 7b)	—	1,018
Issuance of common shares through employee share purchase plan	100	—
Repayment of debt	—	(7,814)
Capital lease payments	(5)	(4)

Net cash from financing activities	92,482	49,988

Cash flows from investing activities:
Short-term investments	(59,170)	(12,525)
Acquisition of property and equipment	(452)	(1,414)
Acquisition of intangible assets	(107)	(31)

Net cash used in investing activities	(59,729)	(13,970)

Effect of exchange rate changes on cash and cash equivalents	(209)	190

Net change in cash and cash equivalents	19,433	9,564
Cash and cash equivalents, beginning of period	35,946	16,437

Cash and cash equivalents, end of period	$55,379	$26,001

Supplemental disclosure of non-cash investing and finance items:
Share issue costs and deferred financing fees in accounts payable and accrued liabilities	1,048	313
Acquisition of fixed assets in accounts payable and accrued liabilities	41	57
Cashless exercise of warrants	4,913	—

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

Initial Public Offering

On April 27, 2017, the Company’s registration statement on Form F-1 (File No. 333-217100) relating to its initial public offering (“IPO”) of its common shares was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and a final base PREP prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. A supplemented PREP prospectus containing pricing information and other important information relating to the common shares was also filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The Company’s common shares began trading on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) on April 28, 2017. The public offering price of the shares sold in the IPO was $13.00 per share. The IPO closed on May 3, 2017, pursuant to which the Company sold 4,894,467 shares of common shares including the sale of 394,467 shares of common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017. The Company received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 7,098,194 common shares (note 8c) and the Redeemable Convertible Class A Preferred Shares Warrants were converted into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share (note 7a).

Subsequent Public Offering

On May 24, 2018, the Company’s U.S. shelf registration statement on Form F-10 (File No. 333-224623) was declared effective by the SEC and a final base shelf prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The U.S. shelf registration statement and Canadian base shelf prospectus allow Zymeworks to issue securities with a total aggregate offering price of up to $250 million pursuant to prospectus supplements.

On June 6, 2018, the Company filed with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, a preliminary prospectus supplement to complete an underwritten public offering of $85.0 million of its common shares plus an over-allotment option for the underwriters to purchase up to an additional $12.8 million of its common shares (the “Offering”). On June 7, 2018, the Company filed a final prospectus supplement relating to the Offering with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, setting forth an offering price of $15.75 per share.

The Offering closed on June 11, 2018 pursuant to which the Company sold 6,210,000 shares of common shares including the sale of 810,000 shares of common shares to the underwriters upon their full exercise of their over-allotment option. The Company received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017.

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2017, except for the new accounting guidance adopted during the period (Note 3).

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

•

Level 2 inputs are inputs other than Level 1 prices, such as prices for a similar asset or liability that are observable either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.

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

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s capital lease obligations as of June 30, 2018 approximates its fair value. As quoted prices for the warrants and liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly to fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$11,265	$—	$—	$11,265
Warrant liabilities	—	—	—	—
Liability for contingent consideration (note 10)	470	—	—	470

Total	$11,735	$—	$—	$11,735

	December 31, 2017	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$3,945	$—	$—	$3,945
Warrant liabilities	1,348	—	—	1,348
Liability for contingent consideration (note 10)	470			470

Total	$5,763	$—	$—	$5,763

The following table presents the changes in fair value of the Company’s warrant liabilities:

	Liability at beginning of the period	Increase (decrease) in fair value of warrants	Exercise of warrants	Liability at end of the period
Three months ended June 30, 2018	$2,690	$2,223	$(4,913)	$—
Six months ended June 30, 2018	$1,348	$3,565	$(4,913)	$—

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended June 30, 2018	$8,223	$3,245	$(76)	$(137)	$11,265
Six months ended June 30, 2018	$3,945	$7,612	$(76)	$(216)	$11,265

The change in fair value of liability classified stock options for the period is presented within research and development expenses and general and administrative expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders:	$(5,874)	$(10,968)	$(27,078)	$(26,894)
Deemed dividend due to beneficial conversion feature	$—	$(520)	$—	$(520)

Basic	$(5,874)	$(11,488)	$(27,078)	$(27,414)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant	—	(1,695)	—	(2,405)

Diluted	$(5,874)	$(13,183)	$(27,078)	$(29,819)
Denominator:
Weighted-average common shares outstanding:
Basic	26,869,829	20,915,608	26,168,387	17,071,108
Adjustment for dilutive effect of liability classified stock options and warrants	—	123,044	—	152,498

Diluted	26,869,829	21,038,652	26,168,387	17,223,606
Net loss per common share—basic	$(0.22)	$(0.55)	$(1.03)	$(1.61)
Net loss per common share—diluted	$(0.22)	$(0.63)	$(1.03)	$(1.73)

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

The Company adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. The guidance is effective in the first quarter of fiscal year, 2020, and earlier adoption is permitted. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Short-Term Investments

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions in accordance with the Company’s treasury policy. These GICs bear interest rate of 1.0%-3.0% per annum with a maturity up to 12 months. The Company may redeem these investments 30 days after deposit without penalty.

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

For the year ended December 31, 2016, the Company recorded an impairment charge of $768 for the discontinuance of the Co-Development program with Oxford BioTherapeutics (“OBT Co-Development”). Furthermore, for the three months ended March 31, 2017, the Company recorded an impairment charge of $1,536 related to the fair value of IPR&D recognized in relation to the Research Collaboration Agreement with OBT (“OBT Technology Swap Agreement”) as the Company chose not to advance the associated research and development projects within the research term which expired on February 11, 2017. The Company concluded that there were no impairment indicators related to IPR&D for the three and six months ended June 30, 2018. The following table summarizes the carrying value of IPR&D, net of impairment:

	June 30, 2018	December 31, 2017
Acquired IPR&D	$20,700	$20,700
Less: Impairment	(2,304)	(2,304)

	$18,396	$18,396

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

6. Liabilities

Accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Trade payables	$5,616	$1,664
Accrued research expenses	4,728	4,708
Employee compensation and vacation accruals	1,508	1,981
Accrued legal and professional fees	438	308
Payable to CDRD Ventures Inc. (“CVI”) for Kairos SR&ED receivable	—	165
Other	43	227

Total	$12,333	$9,053

Other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Current portion of lease inducements	$130	147
Current portion of capital lease liability	17	10
Current income tax liability	—	$158

Total	$147	$315

Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Liability for contingent consideration (note 10)	$470	$470
Lease inducements	267	344
Capital lease liability	48	52

Total	$785	$866

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

Early Repayment of the Perceptive Debt:

On June 6, 2017 (the “Repayment Date”), the Company exercised its option to repay the total outstanding debt ahead of the maturity date, pursuant to the terms of the Credit Agreement. On the Repayment Date, the Company paid $7,814 which consisted of the $7,500 outstanding principal balance, a $300 early repayment premium as well as $14 in legal fees. At the time of repayment, all liabilities and obligations of the Company and Perceptive terminated automatically. The repayment did not affect Perceptive’s rights, in connection with the Perceptive Warrants which remained outstanding until exercised.

From January 1, 2017 to June 6, 2017, the Company recorded $360 in interest expense, $248 in accretion expense and $35 in amortization of debt issue costs.

Six months ended June 30, 2017
Long term debt at January 1, 2017	$4,810
Less: unamortized debt issue costs at January 1, 2017	(393)

Long term debt at January 1, 2017, net of deferred charges	4,417
Accretion during the period up to the Repayment Date	248
Amortization of debt issue costs during the period up to the Repayment Date	35

Carrying value of long term debt on the Repayment Date, net of deferred charges	4,700
Repayment, including repayment premium and expenses	(7,814)

Loss on debt extinguishment	$(3,114)

b. Warrant liabilities

Warrant liabilities from Perceptive warrants (note 7a) were $nil and $1,348 as of June 30, 2018 and December 31, 2017, respectively.

On May 10, 2018, Perceptive exercised a portion of its warrants to purchase 178,076 common shares of the Company, resulting in a net issuance of 79,481 common shares to Perceptive.

On June 4, 2018, Perceptive exercised the remaining warrants to purchase 220,000 common shares of the Company, resulting in a net issuance of 126,880 common shares to Perceptive.

The fair value of the Perceptive warrants increased $3,565 during the period from January 1, 2018 leading up to the exercise of these warrants.

As of June 30, 2017, the estimated fair value of the Perceptive warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Expected volatility	67.07%
Risk-free interest rate	1.72%
Expected term	5.91 years

8. Redeemable Convertible Class A Preferred Shares, and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

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

As of June 30, 2018 and December 31, 2017, no preferred shares were issued or outstanding, respectively.

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

For options issued to employees, the shares available for issuance under the Original Plan vest over 4 years. Shares available for issuance under the Original Plan issued to directors vest over 3 years, and shares available for issuance under the Original Plan issued to consultants and members of the Scientific Advisory Board vest immediately upon issuance.

The exercise prices of the Company’s stock options are denominated in Canadian dollars. The U.S. dollar amounts have been translated using the period end rate or the average rate for the period, as applicable, and have been provided for information purposes.

New Stock Option Plan:

On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the IPO. This plan allowed for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSU”) and other share-based awards, in addition to options. All restricted share, RSU or other share-based award terms and conditions will be specified in future grant agreements. To date, no restricted shares, RSUs or other share-based awards have been granted.

The maximum number of common shares reserved for issuance under the New Plan is 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.

All options granted under the New Plan will have an exercise price determined and approved by the Board on the date of the grant, which shall not be less than the market price of the common shares at such time. For the purposes of the New Plan, the market price of a common share shall be the closing sale price of a share on the grant date reported by the stock exchange with the greatest trading volume or, if such day is not a trading day, the closing sale price reported for the immediately preceding trading day. The Company may convert a market price denominated in Canadian currency into United States currency and vice versa and such converted amount shall be the market price.

An option shall be exercisable during a period established by the Board which shall commence on the date of the grant and shall terminate not later than ten years after the date of the granting of the option. The New Plan provides that the exercise period shall automatically be extended if the date on which it is scheduled to terminate shall fall during a black-out period. In such cases, the extended exercise period shall terminate on the tenth business day after the last day of the black-out period, provided that the exercise period shall in no case be extended beyond the tenth anniversary of the date the option was granted. All options shall vest in accordance with the terms of their grant agreements.

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	2,263,712	14.24	11.35	7.53	1,455	1,160
Granted	270,425	17.00	13.30
Expired	(4,128)	10.83	8.47
Exercised	(76,827)	8.77	6.86
Forfeited	(28,876)	19.09	14.93

Outstanding, June 30, 2018	2,424,306	14.70	11.50	7.50	13,528	10,273

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	636,595	9.70	9.46	15
Granted	690,783	12.64
Expired	—	—
Exercised	—	—
Forfeited	(7,600)	9.82

Outstanding, June 30, 2018	1,319,778	11.24	9.38	4,859

The Company received cash proceeds of $560 (C$723) from stock options exercised.

The stock options expire at various dates from February 5, 2019 to June 12, 2032.

The estimated fair value of options granted to officers, directors, employees and consultants is amortized over the vesting period. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the periodic revaluation of liability classified equity instruments (note 2), is recorded in research and development expenses, general and administration expenses and finance expense (income) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses:
Stock-based compensation for equity classified instruments	$621	$345	$1,033	$46
Change in fair value of liability classified equity instruments	690	(217)	1,470	926

	$1,311	$128	$2,503	$972
General and administrative expenses:
Stock-based compensation for equity classified instruments	$1,074	$231	$1,665	$897
Change in fair value of liability classified equity instruments	2,363	(1,700)	4,039	(234)

	$3,437	$(1,469)	$5,704	$663
Finance expenses:
Stock-based compensation for equity classified instruments	—	—	—	—
Change in fair value of liability classified equity instruments	29	(273)	113	(273)

	29	(273)	113	(273)

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Dividend yield	0%	0%
Expected volatility	65.9%	66.4%
Risk-free interest rate	2.16%	1.47%
Expected average life of options	5.91 years	6.61 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Dividend yield	0%	0%
Expected volatility	65.9%	65.9%
Risk-free interest rate	2.63%	1.84%
Expected average life of options	5.87 years	5.89 years

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	June 30, 2018	June 30, 2017
Dividend yield	0%	0%
Expected volatility	66.5%	66.5%
Risk-free interest rate	1.55%	1.55%
Expected average option term	5.89 years	5.89 years
Number of liability classified stock options outstanding	1,444,021	1,538,878

At June 30, 2018, the unamortized compensation expense related to unvested options was $9,939 (C$12,966). The remaining unamortized compensation expense as of June 30, 2018 will be recognized over a weighted-average period of 2.1 years.

f.	Employee Stock Purchase Plan:

On April 10, 2017, the employee stock purchase plan, (“ESPP”), was approved by the shareholders of the Company and became effective immediately prior to the consummation of the IPO. On June 7, 2018, certain amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company’s common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.

The ESPP is implemented through a series of offerings under which eligible employees are granted rights to purchase the Company’s common shares at the end of specified purchase periods at a discounted purchase price. The Company currently holds offerings consisting of a single six-month purchase period commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. The first six-month purchase period commenced on July 1, 2017.

Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchases of shares under the ESPP are limited for each employee at $25 worth of the Company’s common shares (determined using the lesser of (i) the market price of a common share on the first day of the applicable purchase period and (ii) the market price of a common share on the purchase date) for each year such purchase right is outstanding.

Common shares purchased under the ESPP will be issued from treasury at a purchase price equal to 85% of the applicable market price of a common share, all in accordance with applicable laws and the terms and conditions of the ESPP. For the purposes of the ESPP, the market price of a common share is defined as the closing sale price of a share on such date reported by the stock exchange with the greatest trading volume or, if such day is not a trading day, the closing sale price reported for the immediately preceding trading day.

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $15 has been recorded to research and development expense and general and administrative expense accounts for the difference between the fair market value and the discounted price. As of June 30, 2018, total amount contributed by the ESPP participants is $116.

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

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Merck:
Research support payments	$—	$—	$—	$1
Lilly:
Research support payments	—	—	—	15
Daiichi Sankyo:
Research support payments	—	332	—	546
Milestone revenue	—	1,000	—	1,000
Upfront technology access fee	18,000	—	18,000	—
Celgene:
Option exercise fee	4,000	—	4,000	—
Other	—	10	40	10

	$22,000	$1,342	$22,040	$1,572

As at January 1, 2018 and June 30, 2018, contract assets and contract liabilities from research, collaboration and licensing agreements were $nil.

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

During the six months ended June 30, 2018, the Company recorded $nil (2017: $1) in research support payments from Merck, under the terms of the amended agreement.

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

During the six months ended June 30, 2018, the Company recorded $nil (2017: $15) in research support revenue from Lilly.

Licensing and Collaboration Agreement with Lilly

On October 22, 2014, the Company entered into a second Licensing and Collaboration Agreement with Lilly to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. This agreement did not alter or amend the initial agreement entered into on December 17, 2013. Under the terms of this agreement, the Company will apply its Azymetric platform in combination with Lilly’s proprietary targets to create novel bispecific antibodies which Lilly will develop and commercialize. In 2017 Lilly nominated a bispecific antibody from this agreement for preclinical development and discontinued the research of two other bispecific antibodies due to strategic portfolio realignment in those particular disease areas. Each of the two agreements with Lilly were negotiated independently and the deliverables covered by the respective contracts are unrelated to one another as they cover different product candidates. Accordingly, the second Licensing and Collaboration Agreement with Lilly has been accounted for as a new arrangement.

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

On April 22, 2018, Celgene exercised its right to increase the number of potential products it can develop and commercialize from eight to ten and extended the research program term by 24 months until April 2020, for which the Company received an expansion fee of $4.0 million and is eligible to receive up to $164.0 million per additional product in development and commercial milestones plus royalties on worldwide sales in accordance with the terms of the licensing and collaboration agreement. The research period extension commenced on April 22, 2018.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Daiichi Sankyo, is a customer. The Company identified the following promised goods and services at the inception of the Daiichi Sankyo agreement: (1) the research license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how, and (3) research activities to be performed on behalf of Daiichi Sankyo. The Company concluded that the licenses and platform technologies together are distinct and the licenses are functional intellectual property because the Company’s platform technologies are no expected to substantively change during the licensing period. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the technology access fee of $2.0 million was allocated to this performance obligation and was recognized as revenue at a point in time upon delivery of the licenses and transfer of the relevant technology. The research activities to be performed on behalf of Daiichi Sankyo after the transfer of the technology are also determined to be distinct as Daiichi Sankyo or another third party could provide these services without the Company’s assistance. The revenue to be received from Daiichi Sankyo from delivery of these services is recognized upon performance of such activities at rates consistent with prevailing market rates. The Company concluded that, at the inception of the agreement, Daiichi Sankyo’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and did not contain a significant or incremental discount.

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

During the six months ended June 30, 2018, the Company recorded $nil in research support revenue from Daiichi Sankyo (2017: $546).

Second License Agreement with Daiichi Sankyo

In May 2018, the Company entered into a second license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. Under the agreement, Daiichi Sankyo will be solely responsible for the research, development, manufacturing and commercialization of the products.

Upon execution of the agreement, the Company received a non-refundable upfront technology access fee of $18.0 million. The Company is also eligible to receive up to $126.7 million in development milestone payments and up to $340.0 million in commercial milestone payments. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Daiichi Sankyo, is a customer. The Company identified the following promised goods and services at the inception of the Daiichi agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how. The Company concluded that the licenses and platform technologies together are distinct. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the upfront fee of $18.0 million was allocated to this performance obligation and was recognized as revenue upon delivery of the licenses and transfer of the relevant technology.

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

At execution, the transaction price included only the $18.0 million up front consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sanyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The agreement contains customary termination rights for Daiichi Sankyo and the Company including the right for Daiichi Sankyo to terminate the agreement in its sole discretion with advance notice to the Company. The agreement will terminate, on a product-by-product basis on the expiry of the royalty term for the product.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company also leases office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at June 30, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(dollars in thousands)
Capital lease obligations	$23	$18	$27	$4	$1	$73
Operating lease obligations	1,912	1,923	1,934	586	—	6,355

Total contractual obligations	$1,935	$1,941	$1,961	$590	$1	$6,428

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

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2018, the contingent consideration had an estimated fair value of approximately $470, which has been recorded within other long-term liabilities (note 6) (December 31, 2017: $470). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

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

Subsequent Public Offering

On May 24, 2018, our U.S. shelf registration statement on Form F-10 (File No. 333-224623) was declared effective by the SEC and a final base shelf prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The U.S. shelf registration statement and Canadian base shelf prospectus allow Zymeworks to issue securities with a total aggregate offering price of up to $250 million pursuant to prospectus supplements.

On June 6, 2018, we filed with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, a preliminary prospectus supplement to complete an underwritten public offering of $85.0 million of its common shares plus an over-allotment option for the underwriters to purchase up to an additional $12.8 million of its common shares (the “Offering”). On June 7, 2018, we filed a final prospectus supplement relating to the Offering with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, setting forth an offering price of $15.75 per share.

The Offering closed on June 11, 2018, pursuant to which we sold 6,210,000 common shares including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

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

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development, or SR&ED, tax credits and a credit facility as well as our IPO in 2017. From inception through June 30, 2018, we received approximately $296.7 million, net of share issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO, and public offerings. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2018, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical and preclinical development of our lead product candidates for at least the next twelve months.

Through June 30, 2018, we had an accumulated deficit of $135.8 million. We reported a net loss of $5.9 million and $27.1 million for the three and six months ended June 30, 2018, respectively. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Strategic Partnerships and Collaborations

Our unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies was initially recognized by Merck and Lilly, with whom we established strategic partnerships focused on our Azymetric and EFECT therapeutic platforms. We subsequently entered into broader strategic partnerships with Celgene and GSK and a collaboration and cross-licensing agreement with Daiichi Sankyo. Following the completion of the initial agreements with Merck, Lilly, GSK and Celgene, the relationships were subsequently expanded to include either additional licenses or therapeutic platforms. In 2017, we executed a licensing and collaboration agreement with Janssen to develop and commercialize next generation bispecific antibody therapeutics. Most recently, we expanded our collaboration with Daiichi Sankyo by entering into a second licensing agreement. These relationships provide our strategic partners with access to components of our proprietary Azymetric and EFECT therapeutic platforms for their development of a defined number of protein therapeutics, for which we will not have ownership. These strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining worldwide commercial rights to our wholly-owned therapeutic pipeline. Our strategic partnerships include the following:

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

In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize three bispecific antibodies generated through the use of the Azymetric platform. This agreement did not alter or amend the initial agreement entered in 2013. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target-pair exclusive (for two bispecific antibodies) and an antibody sequence pair-specific (for one bispecific antibody) license to research, develop and commercialize certain licensed products. In 2017, Lilly nominated a bispecific candidate from this agreement for preclinical development and discontinued the research of two other bispecific antibodies due to strategic portfolio realignment in those particular disease areas. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million ($2.0 million earned in 2016), IND submission milestone payments of up to $8.0 million, development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. In conjunction with this collaboration agreement, Lilly purchased approximately $24.0 million of our common shares.

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

In December 2014, we entered into a collaboration agreement with Celgene to research, develop and commercialize up to eight bispecific antibodies generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Celgene a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million, which was accounted for as upfront collaboration consideration received in 2014. In April 2018, Celgene exercised its right to increase the number of programs under this collaboration from eight to ten and extended the research program term by 24 months until April 2020, for which we received $4.0 million in accordance with the terms of the collaboration agreement. As a result, Celgene has the right to exercise options on up to ten programs and if Celgene opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. No development or commercial milestone payments or royalties have been received to date.

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

•	Second Licensing Agreement with Daiichi Sankyo

In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Azymetric and EFECT platforms. This agreement did not alter or amend the initial agreement entered in 2016.

Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million including an upfront payment as a technology access fee of $18.0 million (received in June 2018), development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced. No development or commercial milestone payments or royalties have been received to date.

Under the agreement, Daiichi Sankyo will be solely responsible for the research, development, manufacturing and commercialization of the products.

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

Our management’s discussion and analysis of financial conditions and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, SR&ED Program and Industrial Research Assistance Program (“IRAP”), share-based compensation, warrants, accrual of expenses, preclinical study accruals, valuation allowance for deferred taxes, other contingencies and valuation of assets acquired in a business combination. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective on January 1, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. We adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. We have included the disclosures required by ASU 2014-09.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2018 within this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Revenue from research and collaborations	$22.0	$1.3	$20.7	1,592%

The increase in collaboration revenue for the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to an $18.0 million upfront technology access fee in relation to second licensing agreement with Daiichi Sankyo and a $4.0 million research program expansion fee from Celgene. Revenue in the same period in 2017 was primarily due to $0.3 million in research support payments and a $1.0 million milestone payment from Daiichi Sankyo.

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Revenue from research and collaborations	$22.0	$1.6	$20.4	1,275%

The increase in collaboration revenue for the six months ended June 30, 2018 compared to the same period in 2017 is primarily due to an $18.0 million upfront technology access fee in relation to second licensing agreement with Daiichi Sankyo and a $4.0 million research program expansion fee from Celgene. Revenue for the same period in 2017 was primarily due to $0.6 million in research support payments and a $1.0 million milestone payment from Daiichi Sankyo.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
ZW25	$7.1	$2.4	$4.7	196%
ZW49	1.9	—	1.9	100%
Therapeutic platforms	2.0	1.7	0.3	18%
Other research activities	4.4	4.2	0.2	5%

Total research and development expense	$15.4	$8.3	$7.1	86%

During the three months ended June 30, 2018, our research and development expenditures increased by $7.1 million, compared to the same period in 2017. This was primarily due to an increase in clinical costs for ZW25, as well as development costs for ZW49 in 2018 and an increase in other early stage research and development activities and in platform technologies compared to the same period in 2017. Research and development expense included non-cash stock-based compensation expense of $0.6 million from equity classified equity awards (2017 – $0.3 million) and $0.7 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $0.2 million of non-cash income).

Research and development expenses for the three months ended June 30, 2018 included $0.6 million related to activities conducted in Quebec, Canada.

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
ZW25	$12.9	$4.6	$8.3	180%
ZW49	3.2	0.4	2.8	700%
Therapeutic platforms	3.7	3.8	(0.1)	(3)%
Other research activities	8.7	8.5	0.2	2%

Total research and development expense	$28.5	$17.3	$11.2	65%

During the six months ended June 30, 2018, our research and development expenditures increased by $11.2 million, compared to the same period in 2017. This was primarily due to an increase in clinical costs for ZW25, as well as development costs for ZW49 in 2018 and an increase in other early stage research and development activities compared to the same period in 2017. Research and development expense included non-cash stock-based compensation expense of $1.0 million from equity classified equity awards (2017 - $0.04 million) and $1.5 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 - $0.9 million). Research and development expenses for the six months ended June 30, 2018 included $1.2 million related to activities conducted in Quebec, Canada.

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
General and administrative expense	$8.6	$2.3	$6.3	274%

General and administrative expense increased for the three months ended June 30, 2018 by $6.3 million, compared to the same period in 2017, primarily due to an increase in non-cash liability classified equity adjustments and stock-based compensation, as well as other increase in compensation and professional fees associated with year-on-year corporate growth following our IPO in 2017. General and administrative expense include non-cash stock-based compensation expense of $1.1 million from equity classified equity awards (2017 – $0.2 million) and $2.4 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $2.0 million of non-cash income).

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
General and administrative expense	$15.7	$8.5	$7.2	85%

General and administrative expense increased for the six months ended June 30, 2018 by $7.2 million, compared to the same period in 2017, primarily due to an increase in non-cash liability classified equity adjustments and stock-based compensation, as well as other increase in compensation and professional fees associated with year-on-year corporate growth following our IPO in 2017. General and administrative expense include non-cash stock-based compensation expense of $1.7 million from equity classified equity awards (2017 – $0.9 million) and $4.2 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $0.5 million of non-cash income).

Other (Expense) Income, net

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Other (expense) income, net	$(2.0)	$(1.6)	$(0.4)	(25)%

Other expense increased for the three months ended June 30, 2018 by $0.4 million compared to the same period in 2017. Net other expense for 2018 primarily included a $2.2 million loss due to an increase in fair value of warrant liabilities and a $0.1 million net foreign exchange loss, which were offset by $0.3 million of net interest income. Other expense for the same period in 2017 primarily consisted of $3.1 million in losses on debt extinguishment and $0.3 million in interest and accretion expenses, which were partially offset by $1.6 million in income due to a decrease in fair value of warrant liabilities and $0.3 million in interest income.

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Other (expense) income, net	$(3.2)	$(1.1)	$(2.1)	(191)%

Other expense increased for the six months ended June 30, 2018 by $2.1 million compared to the same period in 2017. Net other expense for 2018 primarily included a $3.6 million loss due to an increase in fair value of warrant liabilities and a $0.1 million net foreign exchange loss, which were partially offset by $0.5 million of net interest income. Other expense for the same period in 2017 primarily consisted of a $3.1 million loss on debt extinguishment and $0.7 million in interest and accretion expenses, which were partially offset by $2.1 million in income due to a decrease in fair value of warrant liabilities and $0.4 million in interest income.

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

We completed a subsequent public offering on June 11, 2018, pursuant to which we sold 6,210,000 common shares, including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of June 30, 2018, we had $166.2 million in cash and cash equivalents and short-term investments.

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

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(13.1)	$(26.6)
Investing activities	(59.7)	(14.0)
Financing activities	92.5	50.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.2

Net change in cash and cash equivalents	$19.4	$9.6

Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $13.1 million, which consisted of a net loss of $27.1 million, adjusted by non-cash charges of $13.5 million and a net increase of $0.5 million in our net operating assets. The non-cash charges primarily consisted of $8.3 million in liability classified equity adjustments and stock-based compensation, $1.5 million in depreciation and amortization, and $3.6 million in increase in fair value of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to an increase in our accounts payable and accrued liabilities and income taxes payable of $1.9 million and an increase in prepaid assets of $1.5 million.

During the six months ended June 30, 2017, cash used in operating activities was $26.6 million, which consisted of a net loss of $26.9 million, adjusted by non-cash charges of $5.3 million and a net decrease of $5.0 million in our net operating assets. The non-cash charges primarily consisted of $3.1 million in loss on debt extinguishment, $1.4 million in liability classified equity adjustments and stock-based compensation expense, $1.3 million in depreciation and amortization and $1.5 million in impairment charges, which were partially offset by a $2.1 million gain from valuation of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities and income taxes payable of $3.7 million and a decrease in prepaid assets of $2.6 million, which was partially offset by a decrease in SR&ED and accounts receivable of $1.3 million.

Investing Activities

Net cash used in investing activities for the six month periods ended June 30, 2018 and June 30, 2017 is primarily related to an increase in short-term investments and purchases of lab equipment, computer hardware, and increases in leasehold improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 included $91.8 million from our public offering of equity securities and $0.7 million from stock option exercises and proceeds from the issuance of common shares in relation to our employee stock purchase plan, whereas the same period in 2017 included net proceeds of $56.3 million from our IPO, proceeds of $0.5 million from stock option exercises and $1.0 million from the exercise of common share warrants, which were offset by a $7.8 million debt repayment.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. We may also be eligible to receive certain research, development and commercial milestone payments in the future. However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at June 30, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(dollars in thousands)
Capital lease obligations	$23	$18	$27	$4	$1	$73
Operating lease obligations	1,912	1,923	1,934	586	—	6,355

Total contractual obligations	$1,935	$1,941	$1,961	$590	$1	$6,428

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

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2018, the development milestone payments had an estimated fair value of approximately $470 thousand, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2017: $470 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of July 31, 2018, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 31,959,683 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of July 31, 2018, we had 1,596,616 common shares issuable pursuant to 1,596,616 exercisable outstanding stock options and 2,137,263 common shares issuable pursuant to 2,137,263 outstanding options that were not exercisable at that date.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates and exchange rates.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $166.2 million and $87.8 million at June 30, 2018 and December 31, 2017, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2018, our net monetary assets denominated in Canadian dollars was $3.8 million (C$5.0 million).

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2018, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

In addition, on May 30, 2018, the federal Right to Try Act was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. The potential impact of Right to Try Act on our business and product candidates is currently being assessed.

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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. In addition, beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

Some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the PPACA. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases, in 2019, the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations.

We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2016 and for the six months ended June 30, 2018 was $10.4 million, $33.8 million and $27.1 million, respectively. As of June 30, 2018 our accumulated deficit was approximately $135.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of June 30, 2018, approximately 3.0% of our cash and cash equivalents and short term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

The change from foreign private issuer to U.S. domestic issuer status may result in additional costs and expenses to us.

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the U.S. Securities Act of 1933, as amended, or the Securities Act. As a result, as of January 1, 2019 we will no longer be eligible to use the rules and forms designated for foreign private issuers and we will be considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. While we have voluntarily chosen to file periodic reports on U.S. domestic issuer forms, as a U.S. domestic issuer, we will be required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we will be required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders will become subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will also no longer be eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE and may be required to modify certain of our policies to comply with good governance practices applicable to U.S. domestic issuers, which would involve additional costs.

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

As of June 30, 2018 we had 160 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks not required for a private company. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect these costs to increase in 2018 as we transition from filing periodic and current reports and registration statements, as applicable, with the SEC on forms available to foreign private issuers to those required to be filed by domestic issuers and to otherwise prepare for the change from a foreign private issuer to a U.S. domestic issuer.

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

Under the corporate governance standards of the NYSE, a majority of our board of directors and each member of our audit committee must be an independent director no later than the first anniversary of the completion of our IPO. The policies of the TSX require our board of directors to consist of at least two independent directors and Canadian securities laws require each member of the audit committee to be independent within the meaning of Canadian securities laws. As of the date of this Quarterly Report on Form 10-Q, we meet these requirements but we may in the future encounter difficulty in attracting and retaining qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common shares from the NYSE and TSX.

As a foreign private issuer, we have been subject to different U.S. securities laws and rules than a U.S. domestic issuer, in particular, certain disclosure requirements, which could limit the information publicly available to our shareholders.

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. However, we remain eligible to use the rules and forms designated for foreign private issuers until January 1, 2019, at which time we will be considered a U.S. domestic issuer. As a foreign private issuer, we have not been required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act that apply to U.S. domestic issuers and, as such, there may be less publicly available information about us than if we had been a U.S. domestic issuer. Furthermore, our officers, directors and principal shareholders are currently exempt from the insider reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. Accordingly, our shareholders may not know on as timely a basis when our officers, directors and principal shareholders purchase or sell their common shares, as the reporting deadlines under the corresponding Canadian insider reporting requirements are longer. We are also currently exempt from the requirements of Regulation FD which, generally, are meant to ensure that select groups of investors are not privy to specific information about an issuer before other investors. As a result of such varied reporting obligations, until January 1, 2019, shareholders should not expect to receive the same information at the same time as information provided by U.S. domestic issuers.

In addition, while we remain eligible to use the rules and forms designated for a foreign private issuer, we have the option to follow certain Canadian corporate governance practices rather than those of the United States, except to the extent that such laws would be contrary to U.S. securities laws, provided that we disclose the requirements we are not following and describe the Canadian practices we follow instead. As a result, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all domestic U.S. corporate governance requirements. However, as described above and elsewhere in this Quarterly Report on Form 10-Q, we no longer qualify as a foreign private issuer as of June 30, 2018, such that as of January 1, 2019, we will be considered a U.S. domestic issuer.

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

U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

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

Our directors, named executive officers and principal shareholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 22% of our outstanding common shares as of June 30, 2018. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common shares by:

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

We did not make sales of equity securities during our fiscal quarter ended June 30, 2018 that were not registered under the Securities Act.

On May 3, 2017, we consummated our IPO and sold 4,500,000 shares of common shares at an initial offering price of $13.00 per share for aggregate gross proceeds of $58.5 million before deducting underwriting discounts and commissions and offering expenses paid by us. On May 31, 2017 we completed the sale of an additional 394,467 shares of common shares at an initial offering price of $13.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, for additional gross proceeds of $5.1 million before deducting underwriting discounts and commissions and offering expenses paid by us. The offer and sale of all of the shares in our IPO, including shares sold pursuant to the over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form F-1 (File No. 333-217100), which was declared effective by the SEC on April 27, 2017. We received net proceeds from our IPO of approximately $54.2 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of approximately $4.9 million. Our planned “Use of Proceeds” as described in the final prospectus dated as of April 27, 2017 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 28, 2017 included the planned use of approximately $5.0 million to fund clinical development expenses for ZW33. As previously announced on March 14, 2018, we have decided to advance ZW49 in lieu of ZW33. As such, the $5.0 million allocated to ZW33 was reallocated to ZW49. Other than this reallocation, there was no material change in the use of proceeds from our planned “Use of Proceeds” as described in the final prospectus noted above. As of June 30, 2018, we have used all of the funds from the IPO.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Warrant Certificate issued to Perceptive Credit Holdings, (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

4.3	Investors’ Rights Agreement, dated January 7, 2016, by and among the Registrant and the investors listed on Schedule A-1 and Schedule A-2 thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.1	Licensing Agreement between Zymeworks Inc. and Daiichi Sankyo Company, Limited, dated May 14, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 18, 2018).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	August 1, 2018

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 1, 2018