Form 10-Q
period 2018-09-30
Zymeworks Inc.
filed 2018-11-06
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

The number of outstanding common shares of the registrant, no par value per share, as of November 5, 2018 was 31,966,770

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2018

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

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our ability to obtain regulatory approval for our product candidates without significant delays;

•	the predictive value of our current or planned clinical trials;

•	delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;

•	our ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;

•	the design or our execution of clinical trials may not support regulatory approval;

•	our discretion to discontinue or reprioritize the development of any of our product candidates;

•	the potential for our product candidates to have undesirable side effects;

•	our ability to face significant competition;

•	no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;

•	the competitive threat of biosimilar products;

•	the likelihood of broad market acceptance of our product candidates;

•	our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;

•	our ability to commercialize products outside of the United States;

•	the outcome of reimbursement decisions by third-party payors relating to our products;

•	our expectations with respect to the market opportunities for any product that we or our strategic partners develop;

•	our ability to pursue product candidates that may be profitable or have a high likelihood of success;

•	our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;

•	our ability to meet the requirements of ongoing regulatory review;

•	the threat of product liability lawsuits against us or any of our strategic partners;

•	changes in product candidate manufacturing or formulation that may result in additional costs or delay;

•	the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;

•	our ability to maintain existing and future strategic partnerships;

•	our ability to realize the anticipated benefits of our strategic partnerships;

•	our ability to secure future strategic partners;

•	the potential for foreign governments to impose strict price controls;

•	the risk of security breaches or data loss, which could compromise sensitive business or health information;

•	current and future legislation that may increase the difficulty and cost of commercializing our product candidates;

•	economic, political, regulatory and other risks associated with international operations;

•	our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;

•	our exposure to potential securities class action litigation;

•	our ability to comply with export control and import laws and regulations;

•	our history of significant losses since inception;

•	our ability to generate revenue from product sales and achieve profitability;

•	our requirement for substantial additional funding;

•	the potential dilution to our shareholders associated with future financings;

•	unstable market and economic conditions

•	currency fluctuations and changes in foreign currency exchange rates;

•	restrictions on our ability to seek financing, which may be imposed by future debt;

•	our intention to rely on third-party manufacturers to produce our clinical product candidate supplies;

•	our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;

•	our reliance on the performance of independent clinical investigators and contract research organizations (CRO);

•	our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;

•	our ability to operate without infringing the patents and other proprietary rights of third parties;

•	our ability to obtain and enforce patent protection for our product candidates and related technology;

•	our patents could be found invalid or unenforceable if challenged;

•	our intellectual property rights may not necessarily provide us with competitive advantages;

•	we may become involved in expensive and time-consuming patent lawsuits;

•	we may be unable to protect the confidentiality of our proprietary information;

•	the risk that the duration of our patents will not adequately protect our competitive position;

•	our ability to obtain protection under the Hatch-Waxman Amendments and similar foreign legislation;

•	our ability to comply with procedural and administrative requirements relating to our patents;

•	the risk of claims challenging the inventorship of our patents and other intellectual property;

•	our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;

•	patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;

•	we may not be able to protect our intellectual property rights throughout the world;

•	we will require U.S. Food and Drug Administration (“FDA”) approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;

•	the risk of employee misconduct including noncompliance with regulatory standards and insider trading;

•	our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;

•	if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline;

•	our ability to retain key executives and attract and retain qualified personnel;

•	our ability to manage organizational growth; and

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

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three and nine months ended September 30, 2018

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,375	$35,946
Short-term investments (note 4)	121,626	51,851
SR&ED receivables	1,002	2,092
Accounts receivables	253	238
Prepaid expenses and other current assets	2,543	2,208

Total current assets	153,799	92,335
Acquired in-process research and development (note 5)	18,396	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	1,162	1,215
Property and equipment, net	6,385	7,178
Intangible assets, net	2,260	748
Deferred tax assets	241	67
Deferred financing fees	181	—

Total assets	$194,440	$131,955

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$10,477	$9,053
Warrant liabilities (note 7b)	—	1,348
Fair value of liability classified options (note 2c)	13,208	3,945
Other current liabilities (note 6)	277	315

Total current liabilities	23,962	14,661
Other long term liabilities (note 6)	808	866

Total liabilities	24,770	15,527
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at September 30, 2018 and December 31, 2017, respectively; 31,962,680 and 25,444,006 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (note 8a)	$319,890	222,991
Additional paid-in capital	10,984	8,812
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(154,545)	(108,716)

Total shareholders’ equity	169,670	116,428

Total liabilities and shareholders’ equity	$194,440	$131,955

Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 10) Subsequent events (note 11)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Revenue
Research and developmental collaborations (note 9)	$2,054	$119	$24,094	$1,691
Operating expenses:
Research and development	14,142	11,525	42,595	28,872
Government grants and credits	—	—	—	(218)

	14,142	11,525	42,595	28,654
General and administrative	7,447	5,291	23,161	13,835
Impairment on acquired IPR&D (note 5)	—	—	—	1,536

Total operating expenses	21,589	16,816	65,756	44,025

Loss from operations	(19,535)	(16,697)	(41,662)	(42,334)
Other (expense) income
Interest and other expense	(166)	(2)	(166)	(408)
Change in fair value of warrant liabilities (note 7b)	—	187	(3,565)	2,320
Accretion on long-term debt	—	—	—	(248)
Interest and other income	1,131	210	1,648	588
Foreign exchange (loss) gain	(79)	107	(205)	232
Loss on debt extinguishment (note 7a)	—	—	—	(3,114)
Change in contingent consideration (note 10)	(53)	—	(53)	—

Total other income (expense), net	833	502	(2,341)	(630)

Loss before income taxes	(18,702)	(16,195)	(44,003)	(42,964)
Income tax (expense) recovery	(168)	(35)	(2,000)	(197)
Deferred income tax (expense) recovery	119	(15)	174	22

Net loss and comprehensive loss	$(18,751)	$(16,245)	$(45,829)	$(43,139)

Net loss per common share (note 2d):
Basic	(0.59)	(0.64)	(1.63)	(2.20)
Diluted	(0.59)	(0.65)	(1.63)	(2.32)
Weighted-average common shares outstanding (note 2d):
Basic	31,959,206	25,339,272	28,119,872	19,857,449
Diluted	31,959,206	25,349,210	28,119,872	19,969,002

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares			Accumulated
			Accumulated deficit	other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2017	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options (note 8e)	79,824	982	—	—	(299)	683
Issuance of common shares through employee share purchase plan (note 8f)	22,489	252	—	—	—	252
Share-based compensation	—	—	—	—	2,471	2,471
Issuance of common shares on exercise of warrants (note 7b)	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering, net of offering costs of $7,056 (note 1)	6,210,000	90,752	—	—	—	90,752
Net loss	—	—	(45,829)	—	—	(45,829)

Balance at September 30, 2018	31,962,680	$319,890	$(154,545)	$(6,659)	$10,984	$169,670

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Loss for the period	$(45,829)	$(43,139)
Items not involving cash:
Depreciation of property and equipment	1,400	1,213
Amortization of intangible assets	1,094	781
Accretion on long-term debt	—	248
Loss on extinguishment of debt	—	3,114
Share-based compensation (note 8e)	11,943	2,971
Deferred income tax (recovery) expense	(174)	(22)
Impairment on acquired IPR&D	—	1,536
Change in fair value of warrant liabilities (note 7b)	3,565	(2,320)
Change in fair value of contingent consideration (note 10)	53	—
Unrealized foreign exchange loss (gain)	254	(181)
Changes in non-cash operating working capital:
Accounts receivable	(15)	2,467
SR&ED and IRAP receivables	1,088	2
Prepaid expenses and other current assets	(280)	(1,222)
Accounts payable and accrued liabilities	1,018	(4,101)
Income taxes payable	(45)	(143)

Net cash used in operating activities	(25,928)	(38,796)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs (note 1)	—	56,104
Proceeds from subsequent public offering, net of issuance costs (note 1)	90,752	—
Issuance of common shares on exercise of options (note 8e)	581	525
Issuance of common shares on exercise of warrants (note 7b)	—	1,018
Issuance of common shares through employee share purchase plan (note 8f)	252	—
Repayment of debt (note 7a)	—	(7,814)
Capital lease payments	(8)	(7)

Net cash from financing activities	91,577	49,826

Cash flows from investing activities:
Short-term investments	(69,881)	(12,647)
Acquisition of property and equipment	(544)	(1,633)
Acquisition of intangible assets	(2,607)	(1,082)

Net cash used in investing activities	(73,032)	(15,362)

Effect of exchange rate changes on cash and cash equivalents	(188)	227

Net change in cash and cash equivalents	(7,571)	(4,105)
Cash and cash equivalents, beginning of period	35,946	16,437

Cash and cash equivalents, end of period	$28,375	$12,332

Supplemental disclosure of non-cash investing and finance items:
Share issue costs and deferred financing fees in accounts payable and accrued liabilities	153	—
Acquisition of fixed assets in accounts payable and accrued liabilities	63	409
Cashless exercise of warrants	4,913	—

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

a. Basis of Presentation

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

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2017, except for the new accounting guidance adopted during the period (note 3).

All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.

b. Use of Estimates

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

c. Financial instruments

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

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s capital lease obligations as of September 30, 2018 approximates its fair value. As quoted prices for the warrants and liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly to fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$13,208	$—	$—	$13,208
Warrant liabilities	—	—	—	—
Liability for contingent consideration (note 10)	523	—	—	523

Total	$13,731	$—	$—	$13,731

	December 31, 2017	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$3,945	$—	$—	$3,945
Warrant liabilities	1,348	—	—	1,348
Liability for contingent consideration (note 10)	470			470

Total	$5,763	$—	$—	$5,763

The following table presents the changes in fair value of the Company’s warrant liabilities:

	Liability at beginning of the period	Increase (decrease) in fair value of warrants	Exercise of warrants	Liability at end of the period
Three months ended September 30, 2018	$—	$—	$—	$—
Nine months ended September 30, 2018	$1,348	$3,565	$(4,913)	$—

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended September 30, 2018	$11,265	$1,791	$(26)	$178	$13,208
Nine months ended September 30, 2018	$3,945	$9,403	$(102)	$(38)	$13,208

The change in fair value of liability classified stock options for the period is presented within research and development expenses and general and administrative expenses.

d. Net loss per share

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders:	$(18,751)	$(16,245)	$(45,829)	$(43,139)
Deemed dividend due to beneficial conversion feature	$—	$—	$—	$(520)

Basic	$(18,751)	$(16,245)	$(45,829)	$(43,659)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant	—	(222)	—	(2,627)

Diluted	$(18,751)	$(16,467)	$(45,829)	$(46,286)
Denominator:
Weighted-average common shares outstanding:
Basic	31,959,206	25,339,272	28,119,872	19,857,449
Adjustment for dilutive effect of liability classified stock options and warrants	—	9,938	—	111,553

Diluted	31,959,206	25,349,210	28,119,872	19,969,002
Net loss per common share—basic	$(0.59)	$(0.64)	$(1.63)	$(2.20)
Net loss per common share—diluted	$(0.59)	$(0.65)	$(1.63)	$(2.32)

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue for U.S. GAAP by creating a new Topic 606, Revenue from Contracts with Customers and it supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for license, collaboration and other revenues, see note 9, “Research, Collaboration and Licensing Agreements”.

The Company adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018.

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. It also requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet, for the obligations created by those leases and an offsetting right of use asset. The accounting for lessors will remain largely unchanged from the existing accounting standards. Topic 842 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date. ASU 2017-04 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The new guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the objective of which is to improve the financial reporting accounting principles. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share- Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other — Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Short-Term Investments

Short-term investments consist of guaranteed investment certificates (“GICs”) and term deposits held at financial institutions in accordance with the Company’s treasury policy. These GICs and term deposits bear interest rates of 2%-3% per annum with a maturity up to 12 months. The Company may redeem GIC investments 30 days after deposit without penalty.

5. Acquisition of Kairos

Description of the Transaction

On March 18, 2016, the Company completed the acquisition of all remaining issued and outstanding shares of Kairos Therapeutics Inc. (“Kairos”), for $24,778 (C$32,257). This consideration was comprised of $23,043 (C$30,000) in common shares of the Company, and $1,733 (C$2,257) in cash, pursuant to a net working capital adjustment determined at closing. Prior to this acquisition the Company had a 19.99% equity interest in Kairos. The Company recognized IPR&D and Goodwill as part of the purchase price allocation.

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

The Company concluded that there were no impairment indicators related to IPR&D for the three and nine months ended September 30, 2018. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Impairment	Net
Balance at December 31, 2016	20,700	(768)	19,932
Change during the year	—	(1,536)	(1,536)

Balance at December 31, 2017	20,700	(2,304)	18,396
Change during the period	—	—	—

Balance at September 31, 2018	20,700	(2,304)	18,396

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

6. Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Trade payables	$1,221	$1,664
Accrued research expenses	6,361	4,708
Employee compensation and vacation accruals	2,055	1,981
Accrued legal and professional fees	644	308
Payable to CDRD Ventures Inc. (“CVI”) for Kairos SR&ED receivable	—	165
Other	196	227

Total	$10,477	$9,053

Other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Current portion of lease inducements	$148	147
Current portion of capital lease liability	16	10
Current income tax liability	113	$158

Total	$277	$315

Other long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Liability for contingent consideration (note 10)	$523	$470
Lease inducements	239	344
Capital lease liability	46	52

Total	$808	$866

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

Nine months ended September 30, 2017
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

b. Warrant liabilities

Warrant liabilities from Perceptive warrants (note 7a) were $nil and $1,348 as of September 30, 2018 and December 31, 2017, respectively.

On May 10, 2018, Perceptive exercised a portion of its warrants to purchase 178,076 common shares of the Company on a cashless basis, resulting in a net issuance of 79,481 common shares to Perceptive.

On June 4, 2018, Perceptive exercised the remaining warrants to purchase 220,000 common shares of the Company on a cashless basis, resulting in a net issuance of 126,880 common shares to Perceptive.

The fair value of the Perceptive warrants increased $3,565 during the period from January 1, 2018 leading up to the exercise of these warrants.

As of September 30, 2017, the estimated fair value of the Perceptive warrants was determined using the Black-Scholes option pricing model with the following assumptions:

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

c. Conversion of Redeemable Convertible Class A Preferred Shares to Common Shares

Immediately prior to the consummation of the IPO, all outstanding Redeemable Convertible Class A Preferred Shares were converted into 7,098,194 common shares on a 1-for-1.349367 basis. No Redeemable Convertible Class A Preferred Shares were outstanding as of December 31, 2017.

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

d. Preferred Shares

As of September 30, 2018 and December 31, 2017, no preferred shares were issued or outstanding, respectively.

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	2,263,712	14.24	11.35	7.53	1,455	1,160
Granted	285,025	16.43	12.76
Expired	(5,395)	13.60	10.56
Exercised	(79,824)	8.80	6.83
Forfeited	(39,577)	18.58	14.43

Outstanding, September 30, 2018	2,423,941	14.58	11.27	7.26	15,035	11,614

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	636,595	9.70	9.46	15
Granted	753,783	12.79
Expired	—	—
Exercised	—	—
Forfeited	(7,600)	9.85

Outstanding, September 30, 2018	1,382,778	11.34	9.16	6,088

The Company received cash proceeds of $581 (C$750) from stock options exercised.

The stock options expire at various dates from February 5, 2019 to August 14, 2028.

The estimated fair value of options granted to officers, directors, employees and consultants is amortized over the vesting period. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the periodic revaluation of liability classified equity instruments (note 2c), is recorded in research and development expenses, general and administration expenses and finance expense (income) as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Research and development expenses:
Stock-based compensation for equity classified instruments	$691	$684	$1,724	$730
Change in fair value of liability classified equity instruments	496	(507)	1,966	419

	$1,187	$177	$3,690	$1,149
General and administrative expenses:
Stock-based compensation for equity classified instruments	$1,093	$889	$2,758	$1,785
Change in fair value of liability classified equity instruments	1,304	578	5,342	345

	$2,397	$1,467	$8,100	$2,130
Finance expense (income):
Stock-based compensation for equity classified instruments	$—	$1	$1	$—
Change in fair value of liability classified equity instruments	39	(35)	152	(308)

	$39	$(34)	$153	$(308)

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months Ended September 30,
	2018	2017
Dividend yield	0%	0%
Expected volatility	66.0%	66.4%
Risk-free interest rate	2.17%	1.47%
Expected average life of options	5.91 years	6.61 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months Ended September 30,
	2018	2017
Dividend yield	0%	0%
Expected volatility	66.0%	65.9%
Risk-free interest rate	2.64%	1.84%
Expected average life of options	5.87 years	5.89 years

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	September 30, 2018	September 30, 2017
Dividend yield	0%	0%
Expected volatility	66.5%	66.5%
Risk-free interest rate	1.55%	1.55%
Expected average option term	5.89 years	5.89 years
Number of liability classified stock options outstanding	1,441,163	1,525,286

At September 30, 2018, the unamortized compensation expense related to unvested options was $8,624 (C$11,163). The remaining unamortized compensation expense as of September 30, 2018 will be recognized over a weighted-average period of 2.0 years.

f. Employee Stock Purchase Plan:

On April 10, 2017, the employee stock purchase plan, (“ESPP”), was approved by the shareholders of the Company and became effective immediately prior to the consummation of the IPO. On June 7, 2018, certain amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company’s common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.

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

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $68 has been recorded to research and development expense and general and administrative expense accounts for the difference between the fair market value and the discounted price. As of September 30, 2018, total amount contributed by the ESPP participants is $113.

9. Research, Collaboration and Licensing Agreements

The Company has entered into a number of collaboration and licensing agreements which are under the scope of ASC 606, under which it licensed its therapeutic platforms to its strategic partners. The terms of these arrangements typically include one or more of the following types of payments to the Company:

•	non-refundable, upfront license and platform technology access fees;

•	research, development and regulatory milestone payments;

•	commercial milestone payments; and

•	royalties on net sales of licensed products.

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

Licenses of intellectual property including platform technology access: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses where licenses are not distinct from other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Merck:
Research support payments	$—	$—	$—	$1
Lilly:
Research support payments	—	—	—	15
Milestone revenue	2,000	—	2,000	—
Daiichi Sankyo:
Research support payments	—	119	—	665
Milestone revenue	—	—	—	1,000
Upfront technology access fee	—	—	18,000	—
Celgene:
Option exercise fee	—	—	4,000	—
Other	54	—	94	10

	$2,054	$119	$24,094	$1,691

As at January 1, 2018 and September 30, 2018, contract assets and contract liabilities from research, collaboration and licensing agreements were $nil.

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $1.25 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Merck and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the nine months ended September 30, 2018, the Company recorded $nil in research support payments from Merck, under the terms of the amended agreement.

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $1.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

On December 11, 2015, the Company recorded non-refundable substantive research milestone revenue from Lilly in the amount of $1.0 million upon the achievement of certain research activities during the course of the research program. Subsequently, on August 31, 2018, the Company recorded a non-refundable fee of $2.0 million which was received upon Lilly’s filing of IND application to the FDA for a bispecific antibody enabled by the Azymetric platform.

During the nine months ended September 30, 2018, the Company recorded $nil in research support revenue from Lilly.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Lilly, is a customer. At execution, there was no upfront fee received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $8.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Celgene and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company concluded that, at the inception of the agreement, Celgene’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and does not contain a significant or incremental discount.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. At execution, there was no upfront fee received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The Company concluded that the best estimate of selling price for the obligation to deliver future technology improvements and updates was a nominal amount, as the Company has no intention of performing and has made no commitment to perform or provide additional update work on the applicable technology platform. Accordingly, no arrangement consideration was allocated to this deliverable.

At execution, the transaction price included only the $6.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Daiichi Sankyo, is a customer. The Company identified the following promised goods and services at the inception of the Daiichi Sankyo agreement: (1) the research license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how, and (3) research activities to be performed on behalf of Daiichi Sankyo. The Company concluded that the licenses and platform technologies together are distinct and the licenses are functional intellectual property because the Company’s platform technologies are not expected to substantively change during the licensing period. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the technology access fee of $2.0 million was allocated to this performance obligation and was recognized as revenue at a point in time upon delivery of the licenses and transfer of the relevant technology. The research activities to be performed on behalf of Daiichi Sankyo after the transfer of the technology are also determined to be distinct as Daiichi Sankyo or another third party could provide these services without the Company’s assistance. The revenue to be received from Daiichi Sankyo from delivery of these services is recognized upon performance of such activities at rates consistent with prevailing market rates. The Company concluded that, at the inception of the agreement, Daiichi Sankyo’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and did not contain a significant or incremental discount.

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements. The best estimate of selling price for the other deliverables was estimated using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services.

At execution, the transaction price included only the $2.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sankyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the nine months ended September 30, 2018, the Company recorded $nil in research support revenue from Daiichi Sankyo (2017: $665).

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $18.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sanyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $50.0 million upfront consideration received. None of the research and development milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company also leases office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at September 30, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(dollars in thousands)
Capital lease obligations	$23	$24	$19	$3	$1	$70
Operating lease obligations	1,940	1,951	1,842	218	—	5,951

Total contractual obligations	$1,963	$1,975	$1,861	$221	$1	$6,021

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

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2018, the contingent consideration had an estimated fair value of approximately $523, which has been recorded within other long-term liabilities (note 6) (December 31, 2017: $470). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

11. Subsequent events

On October 23, 2018, the Company entered into a licensing and research collaboration Agreement with LEO Pharma A/S (“LEO”) whereby the Company granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two novel bispecific antibodies, generated through the use of the Azymetric and EFECT platforms, for dermatology. The Company will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. The Company will receive an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of $74.0 million and commercial milestone payments of $157.0 million together with tiered royalties on potential future sales, and (ii) for the second therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of $86.5 million and commercial milestone payments of $157.0 million together with tiered royalties on potential future sales. For products developed by Zymeworks, LEO is eligible to receive commercial milestone payments and royalties on potential future sales. Under the agreement, Zymeworks and LEO will be jointly responsible for certain research activities with Zymeworks’ costs to be fully reimbursed by LEO. LEO will be solely responsible for the development, manufacturing, and commercialization of the products in dermatology.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2018 and with the securities commissions in all provinces and territories of Canada on March 14, 2018. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific antibody which targets two distinct domains of the human epidermal growth factor receptor 2, or HER2. In our adaptive Phase 1 clinical trial, ZW25 has been well tolerated with promising single agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. Its unique design may enable ZW25 to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors, who are otherwise limited to chemotherapy or hormone therapy. Our second product candidate, ZW49, capitalizes on the unique design and antibody framework of ZW25 and is a bispecific antibody-drug conjugate, or ADC, armed with our proprietary ZymeLink-cytotoxic payload. We designed ZW49 to be a best-in-class HER2-targeting ADC with a wide therapeutic window, for which we expect to file an Investigational New Drug, or IND, application in 2018. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in immuno-oncology and other therapeutic areas. In addition to our wholly owned pipeline, two of our therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research Ltd., Eli Lilly and Company, Celgene Corporation and Celgene Alpine Investment Co. LLC, GlaxoSmithKline Intellectual Property Development Limited, Daiichi Sankyo Co., Ltd., Janssen Biotech, Inc., and LEO Pharma A/S or “Merck”, “Lilly”, “Celgene”, “GSK”, “Daiichi Sankyo”, “Janssen”, and “LEO”, respectively.

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

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development, or SR&ED, tax credits and a credit facility as well as our IPO in 2017. From inception through September 30, 2018, we received approximately $296.9 million, net of share issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO, and public offerings. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2018, combined with the collaboration payments we anticipate receiving, and upfront proceeds from the LEO agreement announced in October 2018, will enable us to fund the clinical and preclinical development of our lead product candidates into 2020.

Through September 30, 2018, we had an accumulated deficit of $154.6 million. We reported a net loss of $18.7 million and $45.8 million for the three and nine months ended September 30, 2018, respectively. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Strategic Partnerships and Collaborations

Our unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies was initially recognized by Merck and Lilly, with whom we established strategic partnerships focused on our Azymetric and EFECT therapeutic platforms. We subsequently entered into broader strategic partnerships with Celgene and GSK and a collaboration and cross-licensing agreement with Daiichi Sankyo. Following the completion of the initial agreements with Merck, Lilly, GSK and Celgene, the relationships were subsequently expanded to include either additional licenses or therapeutic platforms. In 2017, we executed a licensing and collaboration agreement with Janssen to develop and commercialize next-generation bispecific antibody therapeutics. In 2018, we also expanded our collaboration with Daiichi Sankyo by entering into a second licensing agreement. Most recently, we entered into a new collaboration with LEO on the development of bispecifics for dermatology. These relationships provide our strategic partners with access to components of our proprietary Azymetric and EFECT therapeutic platforms for their development of a defined number of protein therapeutics, for which we will not have ownership. These strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining worldwide commercial rights to our wholly-owned therapeutic pipeline. Our strategic partnerships include the following:

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

Under the agreement, we shared certain research and development responsibilities with Merck to generate bispecific antibodies with the Azymetric and EFECT platforms. Merck provided funding for a portion of our internal and external research costs in support of the collaboration. Merck is solely responsible for the research, development, manufacturing and commercialization of the products.

•	Licensing and Collaboration Agreement with Lilly

In December 2013, we entered into a licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody, with an option for a second antibody, generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $103.0 million, including an upfront payment ($1.0 million received in 2013) and per product potential milestone payments, comprised of research milestone payments totaling $1.0 million ($1.0 million received in 2015), IND submission milestone payments of $2.0 million ($2.0 million received in 2018), development milestone payments of $8.0 million and commercial milestone payments of $40 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. In 2017, Lilly nominated a bispecific candidate from this agreement for preclinical development. In August 2018, Lilly submitted an IND application to the FDA for a bispecific antibody enabled by our proprietary Azymetric platform. We received a milestone payment of $2.0 million as a result of this submission.

Under the agreement, we shared certain research and development responsibilities with Lilly to generate bispecific antibodies with the Azymetric platform. Lilly provided funding for a portion of our internal and external research costs in support of the collaboration. Lilly is solely responsible for the research, development, manufacturing, and commercialization of the products.

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

Under the agreement, we shared certain research and development responsibilities with Lilly to generate bispecific antibodies with the Azymetric platform. We were responsible for our internal and external research costs in support of this collaboration. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.

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

Under the agreement, Janssen will be solely responsible for the research, development, manufacturing and commercialization of the products.

•	Research and License Agreement with LEO

In October 2018, we entered into a research and license agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Azymetric and EFECT platforms, for dermatology. Zymeworks will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we will receive an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single-digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double-digits globally. For products developed by LEO under this collaboration, the royalty term is on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. For products developed by Zymeworks, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date.

Under the agreement, Zymeworks and LEO will be jointly responsible for certain research activities with Zymeworks’ cost to be fully reimbursed by LEO. LEO will be solely responsible for the development, manufacturing, and commercialization of the products.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective on January 1, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. We adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. We have included the disclosures required by ASU 2014-09.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2018 within this Quarterly Report on Form 10-Q.

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

Research and Development Expense

Research and development expenses consist of expenses incurred in performing research and development activities. These expenses include conducting research experiments, preclinical studies, clinical trials, and other indirect expenses in support of advancing our product candidates and therapeutic platforms. The following items are included in research and development expenses:

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

General and Administrative Expense

General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, travel and other general office expenses. We expect to incur additional expenses related to supporting our ongoing research and development activities, operating as a public company and other administrative expenses.

Other Income (Expense)

Other income (expense) primarily consists of interest and accretion expense, interest income, change in fair value of warrant liabilities and foreign exchange gain (loss).

Results of Operations for the Three and Nine months Ended September 30, 2018 and 2017

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Revenue from research and collaborations	$2.1	$0.1	$2.0	2,000%

The increase in collaboration revenue for the three months ended September 30, 2018 compared to the same period in 2017 is primarily due to the achievement of a $2.0 million development milestone upon Lilly’s submission of an IND application under the first licensing agreement with Lilly. Revenue in the same period in 2017 was due to $0.1 million in research support payments from Daiichi Sankyo.

	Nine months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Revenue from research and collaborations	$24.1	$1.7	$22.4	1,318%

The increase in collaboration revenue for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to an $18.0 million upfront technology access fee in relation to the second licensing agreement with Daiichi Sankyo, a $4.0 million research program expansion fee from Celgene, a $2.0 million development milestone from Lilly and $0.1 million in research support payments. Revenue for the same period in 2017 was primarily due to $0.7 million in research support payments and a $1.0 million milestone payment from Daiichi Sankyo.

Research and Development Expense

The following represents a comparison of our research and development expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
ZW25	$6.3	$4.7	$1.6	34%
ZW49	1.6	1.6	—	0%
Therapeutic platforms	1.6	1.4	0.2	14%
Other research activities	4.6	3.8	0.8	21%

Total research and development expense	$14.1	$11.5	$2.6	23%

During the three months ended September 30, 2018, our research and development expenditures increased by $2.6 million, compared to the same period in 2017. This was primarily due to an increase in clinical and drug manufacturing costs for ZW25, as well as an increase in other research and development activities compared to the same period in 2017. Research and development expense included non-cash stock-based compensation expense of $0.7 million from equity classified equity awards (2017 – $0.7 million) and $0.5 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $0.5 million of income).

	Nine months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
ZW25	$19.3	$9.3	$10.0	108%
ZW49	4.8	2.0	2.8	140%
Therapeutic platforms	5.2	5.2	—	0%
Other research activities	13.3	12.4	0.9	7%

Total research and development expense	$42.6	$28.9	$13.7	47%

During the nine months ended September 30, 2018, our research and development expenditures increased by $13.7 million, compared to the same period in 2017. This was primarily due to an increase in clinical and drug manufacturing costs for ZW25, as well as development costs for ZW49 in 2018 and an increase in other research and development activities compared to the same period in 2017. Research and development expense included non-cash stock-based compensation expense of $1.7 million from equity classified equity awards (2017 - $0.7 million) and $2.0 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 - $0.4 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
General and administrative expense	$7.5	$5.3	$2.2	42%

General and administrative expense increased for the three months ended September 30, 2018 by $2.2 million, compared to the same period in 2017, primarily due to an increase in non-cash liability classified equity adjustments and stock-based compensation, as well as other increase in compensation and professional fees associated with year-on-year corporate growth following our IPO in 2017. General and administrative expense include non-cash stock-based compensation expense of $1.1 million from equity classified equity awards (2017 – $0.9 million) and $1.3 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $0.6 million).

	Nine months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
General and administrative expense	$23.2	$13.8	$9.4	68%

General and administrative expense increased for the nine months ended September 30, 2018 by $9.4 million, compared to the same period in 2017, primarily due to an increase in non-cash liability classified equity adjustments and stock-based compensation, as well as other increase in compensation and professional fees associated with year-on-year corporate growth following our IPO in 2017. General and administrative expense include non-cash stock-based compensation expense of $2.8 million from equity classified equity awards (2017 – $1.8 million) and $5.3 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 – $0.3 million).

Other (Expense) Income, net

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Other (expense) income, net	$0.8	$0.5	$0.3	60%

Other income increased for the three months ended September 30, 2018 by $0.3 million compared to the same period in 2017. Net other income for 2018 primarily included $1.0 million of net interest income, which was offset by a $0.1 million net foreign exchange loss and $0.1 million expense related to the non-cash mark-to-market revaluation of the Company’s contingent consideration liability (2017 – nil). Net other income for the same period in 2017 primarily consisted of $0.2 million in interest income, $0.2 million in income due to a decrease in fair value of warrant liabilities and a $0.1 million foreign exchange gain.

	Nine months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(dollars in millions)
Other (expense) income, net	$(2.3)	$(0.6)	$(1.7)	283%

Other expense increased for the nine months ended September 30, 2018 by $1.7 million compared to the same period in 2017. Net other expense for 2018 primarily included a $3.6 million loss due to an increase in fair value of warrant liabilities and a $0.2 million net foreign exchange loss, which were partially offset by $1.5 million of net interest income. Net other expense for the same period in 2017 primarily consisted of a $3.1 million loss on debt extinguishment and $0.6 million in interest and accretion expenses, which were partially offset by $2.3 million in income due to a decrease in fair value of warrant liabilities, $0.6 million in interest income and a $0.2 million foreign exchange gain.

Liquidity and Capital Resources

Sources of Liquidity

Until the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, a private placement of preferred shares and a credit facility. On June 2, 2016, we entered into a credit agreement (the “Credit Agreement”) with Perceptive Credit Opportunities Fund L.P. and PCOF Phoenix II Fund L.P. Pursuant to the Credit Agreement, we were able to borrow up to an aggregate of $15.0 million, consisting of Tranche A and Tranche B term loans for $7.5 million each, with the Tranche A term amount of $7.5 million being made available to us immediately upon the close of the transaction. Following the completion of our IPO, we exercised our option of repayment under the terms of the Credit Agreement and paid $7.8 million, which consisted of the outstanding Tranche A principal balance ($7.5 million) and an early repayment premium ($0.3 million).

We closed our IPO on May 3, 2017, pursuant to which we sold 4,894,467 common shares (including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017) for gross proceeds of $63.6 million. We received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses.

We completed a subsequent public offering on June 11, 2018, pursuant to which we sold 6,210,000 common shares, including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option for gross proceeds of $97.8 million. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of September 30, 2018, we had $150.0 million in cash and cash equivalents and short-term investments. In October, we entered into a research and license agreement with LEO with an upfront payment of $5.0 million.

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

Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months Ended September 30
	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(25.9)	$(38.8)
Investing activities	(73.0)	(15.4)
Financing activities	91.5	49.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3

Net change in cash and cash equivalents	$(7.6)	$(4.1)

Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $25.9 million, which consisted of a net loss of $45.8 million, adjusted by non-cash charges of $18.1 million and a net increase of $1.8 million in our net operating assets. The non-cash charges primarily consisted of $11.9 million in stock-based compensation for liability and equity classified stock options, $2.5 million in depreciation and amortization, $3.6 million in increase in fair value of warrant liabilities and $0.4 million in unrealized foreign currency loss, which were partially offset by a $0.2 million income tax recovery. The change in our net operating assets and liabilities was primarily attributable to a decrease in our SR&ED and accounts receivable of $1.1 million and an increase in our accounts payable and accrued liabilities and income taxes payable of $1.0 million, which was partially offset by an increase in prepaid assets of $0.3 million.

During the nine months ended September 30, 2017, cash used in operating activities was $38.8 million, which consisted of a net loss of $43.1 million, adjusted by non-cash charges of $7.3 million and a net decrease of $3.0 million in our net operating assets. The non-cash charges primarily consisted of $3.1 million in loss on debt extinguishment, $3.0 million in stock-based compensation for liability and equity classified stock options, $2.0 million in depreciation and amortization and $1.5 million in impairment charges, which were partially offset by a $2.3 million gain from valuation of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities and income taxes payable of $4.2 million and an increase in prepaid assets of $1.2 million, which was partially offset by a decrease in SR&ED and accounts receivable of $2.5 million.

Investing Activities

Net cash used in investing activities for the nine month periods ended September 30, 2018 and September 30, 2017 is primarily related to an increase in short-term investments and purchases of lab equipment, computer hardware, and increases in leasehold improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 included net proceeds of $90.8 million from our public offering of equity securities and proceeds of $0.8 million from stock option exercises and proceeds from the issuance of common shares in relation to our employee stock purchase plan, whereas the same period in 2017 included net proceeds of $56.1 million from our IPO, proceeds of $0.5 million from stock option exercises and $1.0 million from the exercise of common share warrants, which were offset by a $7.8 million debt repayment.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2018, combined with certain anticipated milestone payments from our collaborations and upfront proceeds from the LEO agreement announced in October 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by Zymeworks and our collaborators and therefore are uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at September 30, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	4 to 5 Years	Total
	(dollars in thousands)
Capital lease obligations	$23	$24	$19	$3	$1	$70
Operating lease obligations	1,940	1,951	1,842	218	—	5,951

Total contractual obligations	$1,963	$1,975	$1,861	$221	$1	$6,021

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

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2018, the development milestone payments had an estimated fair value of approximately $523 thousand, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2017: $470 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of November 5, 2018, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 31,966,770 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of November 5, 2018, we had 1,736,475 common shares issuable pursuant to 1,736,475 exercisable outstanding stock options and 2,063,641 common shares issuable pursuant to 2,063,641 outstanding options that were not exercisable at that date.

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

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the design and operating effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2018, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

All of our product candidates are still in preclinical or early clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. While we believe our lead product candidates have demonstrated a favorable safety profile in animals, ZW25 continues to be evaluated in an adaptive Phase 1 clinical trial and ZW49 has never been tested in humans. Therefore, the results from clinical trials may not demonstrate a favorable safety profile in humans. The results of future clinical trials may show that ZW25 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay, or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our Phase 1 clinical trial and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2016 and for the nine months ended September 30, 2018 was $10.4 million, $33.8 million and $45.8 million, respectively. As of September 30, 2018 our accumulated deficit was approximately $154.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We are currently advancing two of our product candidates through preclinical and clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Furthermore, in August 2016 we entered into a license agreement with Innovative Targeting Solutions Inc., or ITS, which requires licensing payments to ITS totaling $12.0 million over the following five-year period.

Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that our existing cash and cash equivalents and short term investments will enable us to fund our operating expenses and capital expenditure requirement into 2019. We may also be eligible to receive certain research, development and commercial milestone payments in the future, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Strategic Partnerships and Collaborations” under Item 2 of Part 1 above. However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

As of September 30, 2018, approximately 4.7% of our cash and cash equivalents and short term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, and LEO. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:

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

•

strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, and LEO may be terminated for convenience upon the completion of a specified notice period; and

•

we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner.

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

We currently rely upon third-party consultants and contractors to provide certain operational and administrative services, including but not limited to external financial, legal, clinical and research consultation. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, or increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever.

In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.

Further, our operations depend on the continuing and efficient operation of our information technology and communications systems and infrastructure, and specifically on “cloud-based” platforms. These platforms are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business.

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

We are also aware of third-party patents and patent applications containing claims directed to compositions and methods for treating various forms of cancer with antibodies targeting HER2, alone or in combination with other anti-cancer agents, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer. If our products or our strategic partners’ products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business could be materially harmed. These patents may not expire before we receive marketing authorization for our product candidates, and could delay the commercial launch or one or more future products. There is also no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

As of September 30, 2018 we had 170 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks not required for a private company. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect these costs to increase for the fiscal year ending December 31, 2018 as we transition from filing periodic and current reports and registration statements, as applicable, with the SEC on forms available to foreign private issuers to those required to be filed by domestic issuers and to otherwise prepare for the change from a foreign private issuer to a U.S. domestic issuer.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act and a “smaller reporting company,” as defined under the Exchange Act, in accordance with the amendments to such definition that became effective on September 10, 2018. For as long as we continue to be an emerging growth company or a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports and, as an emerging growth company, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Investors could find our common shares less attractive if we choose to rely on these disclosure exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and our share price may be more volatile.

We could be an emerging growth company for up to five years following the completion of our IPO on May 3, 2017, although, if we have more than $1.07 billion in annual revenue, if the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year, or if we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an emerging growth company as of the following December 31. We will remain a “smaller reporting company” until (i) the market value of our common shares held by non-affiliates exceeds $250 million as of June 30 of any year; or (ii) either (a) our annual revenues exceed $100 million or (b) the market value of our common shares held by non-affiliates exceeds $700 million, as of June 30 of any year.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board, or PCAOB, our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our disclosure controls and procedures annually. We have elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore we are not required to deliver an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an emerging growth company. We could be an emerging growth company for up to five years from our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of June 30 of any year before that time, in which case we would no longer be an emerging growth company as of the following December 31. An independent assessment of the effectiveness of our internal control could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Our management and independent registered public accounting firm did not perform an evaluation of the design and operating effectiveness of our internal control over financial reporting in accordance with the provisions of Section 404 as of December 31, 2015 and December 31, 2016. Had we and our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

As of December 31, 2017, our management did perform an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Framework, in accordance with the provisions of and National Instrument 52-109 — Certification of Disclosure in Issuers’ Annual and Interim Filings, or NI 52-109. However, no independent assessment of the design and operating effectiveness of our internal controls was performed by our independent registered public accounting firm as of December 31, 2017 pursuant to certain exceptions under the JOBS Act, as described above. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our directors, named executive officers and principal shareholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 22% of our outstanding common shares as of September 30, 2018. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common shares by:

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

Provisions in our notice of articles and articles, as well as certain provisions under the BCBCA, and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our board of directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:

•	shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least a majority of the shares entitled to vote on such approval;

•	our board of directors may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and

•	shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make sales of equity securities during our fiscal quarter ended September 30, 2018 that were not registered under the Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Warrant Certificate issued to Perceptive Credit Holdings, (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

4.3	Investors’ Rights Agreement, dated January 7, 2016, by and among the Registrant and the investors listed on Schedule A-1 and Schedule A-2 thereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.1	Research and License Agreement between Zymeworks Inc. and LEO Pharma A/S, dated October 23, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001 – 38068 originally filed with the SEC on October 26, 2018. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	November 6, 2018

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 6, 2018