Form 10-K
period 2018-12-31
Zymeworks Inc.
filed 2019-03-06
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38068

ZYMEWORKS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	47-2569713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 540–1385 West

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE was approximately $406.9 million.

The number of outstanding common shares of the registrant, no par value per share, as of March 5, 2019 was 32,025,299.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

ZYMEWORKS INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our ability to obtain regulatory approval for our product candidates without significant delays;

•	the predictive value of our current or planned clinical trials;

•	delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;

•	our, or any of our partners’, ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;

•	the design or our execution of clinical trials may not support regulatory approval, including where clinical trials are conducted outside the United States;

•	our discretion to discontinue or reprioritize the development of any of our product candidates;

•	the potential for our product candidates to have undesirable side effects;

•	no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;

•	our ability to face significant competition;

•	the competitive threat of biosimilar products;

•	the likelihood of broad market acceptance of our product candidates;

•	our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;

•	our ability to commercialize products outside of the United States;

•	the outcome of reimbursement decisions by third-party payors relating to our products;

•	our expectations with respect to the market opportunities for any product that we or our strategic partners develop;

•	our ability to pursue product candidates that may be profitable or have a high likelihood of success;

•	our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;

•	our ability to meet the requirements of ongoing regulatory review;

•	the threat of product liability lawsuits against us or any of our strategic partners;

•	changes in product candidate manufacturing or formulation that may result in additional costs or delay;

•	the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;

•	the potential for foreign governments to impose strict price controls;

•	the risk of security breaches or data loss, which could compromise sensitive business or health information;

•	current and future legislation that may increase the difficulty and cost of commercializing our product candidates;

•	economic, political, regulatory and other risks associated with international operations;

•	our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;

•	our ability to comply with export control and import laws and regulations;

•	our history of significant losses since inception;

•	our ability to generate revenue from product sales and achieve profitability;

•	our requirement for substantial additional funding;

•	the potential dilution to our shareholders associated with future financings;

•	restrictions on our ability to seek financing, which may be imposed by future debt;

•	unstable market and economic conditions;

•	currency fluctuations and changes in foreign currency exchange rates;

•	our ability to maintain existing and future strategic partnerships;

•	our ability to realize the anticipated benefits of our strategic partnerships;

•	our ability to secure future strategic partners;

•	our reliance on third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;

•	risk related to the manufacture of product candidates and difficulties in production;

•	our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;

•	our reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);

•	our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;

•	our ability to operate without infringing the patents and other proprietary rights of third parties;

•	our ability to obtain and enforce patent protection for our product candidates and related technology;

•	our patents could be found invalid or unenforceable if challenged;

•	our intellectual property rights may not necessarily provide us with competitive advantages;

•	we may become involved in expensive and time-consuming patent lawsuits;

•	the risk that the duration of our patents will not adequately protect our competitive position;

•	our ability to obtain protection under the Hatch-Waxman Amendments and similar foreign legislation;

•	we may be unable to protect the confidentiality of our proprietary information;

•	our ability to comply with procedural and administrative requirements relating to our patents;

•	the risk of claims challenging the inventorship of our patents and other intellectual property;

•	our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;

•	patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;

•	we may not be able to protect our intellectual property rights throughout the world;

•	we will require U.S. Food and Drug Administration (“FDA”) approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;

•	the risk of employee misconduct including noncompliance with regulatory standards and insider trading;

•	our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;

•

if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;our abilitiy to retain key executives and attract and retain qualified personnel;

•	our ability to manage organizational growth;

•	additional costs and expenses related to the change from foreign private issuer to U.S. domestic issuer status;

•	our exposure to potential securities class action ligitgation; and

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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

v

PART I

Item 1.	Business

Overview

Zymeworks is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Our suite of complementary therapeutic platforms and our fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated product candidates. These capabilities have resulted in multiple product candidates with the potential to drive positive outcomes in large underserved and unaddressed patient populations.

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody which targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). In our adaptive Phase 1 clinical trial, ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. Its unique design may enable ZW25 to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors, who are otherwise limited to chemotherapy or hormone therapy. Our second product candidate, ZW49, capitalizes on the unique design of ZW25 and is a bispecific antibody-drug conjugate (“ADC”) based on the same antibody framework as ZW25 but armed with our proprietary ZymeLink-cytotoxic (potent cancer cell-killing) payload. We designed ZW49 to be a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression. A Phase 1 clinical trial evaluating ZW49 began in the first quarter of 2019. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in immuno-oncology (“I-O”) and other therapeutic areas. In addition to our robust pipeline, our Azymetric™ and EFECT™ therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (“Celgene”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), and BeiGene, Ltd. (“BeiGene”).

Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in positive patient outcomes. Our core platforms include:

•

Azymetric, our bispecific platform, which enables therapeutic antibodies to bind multiple distinct locations on target(s), known as epitopes. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);

•

ZymeLink, our ADC platform which comprises multiple cytotoxic payloads and the linker technology used to couple these payloads to tumor-targeting antibodies or proteins. This platform can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies; and

•	EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function.

Our protein engineering expertise and proprietary structure-guided molecular modeling capabilities enable these therapeutic platforms. Together with our internal antibody discovery and generation technologies, we have established a fully integrated drug development engine and toolkit capable of rapidly delivering a steady pipeline of next-generation product candidates in oncology and other therapeutic areas.

Our Strategy

Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a domain dominator in the discovery, development, and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.

Our key strategies in 2019 to achieve this goal are to:

•	initiate multiple Phase 2 studies for ZW25;

•	expand the clinical development of ZW25 further into Asia and into Europe;

•	obtain and report ZW25 data from combination studies (chemotherapy and/or targeted agents);

•	obtain and report data from the Phase 1 clinical trial for ZW49; and

•	establish additional drug development collaborations with a focus on new platforms.

Our Proprietary Therapeutic Platforms

Our expertise in protein engineering has enabled the development of our proprietary therapeutic platforms, a complementary suite of highly tailored biologics solutions. Our therapeutic platforms can be used alone or in combination to develop multifunctional fit-for-purpose biotherapeutics with bispecific capabilities (Azymetric), cytotoxic payload delivery (ZymeLink) and finely tuned immune function modulation (EFECT). The modular design and ease of use of our therapeutic platforms allow for the design and evaluation of multiple candidates with different formats to determine the optimal therapeutic combination early in development. We continue to leverage these therapeutic platforms to expand our pipeline of next-generation biotherapeutics that we believe could represent significant improvements to the standard of care in multiple cancer types.

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

Azymetric bispecifics retain the desirable drug-like qualities of monoclonal antibodies, including long half-life, stability and low immunogenic potential, which increases their probability of success. Azymetric bispecifics are also compatible with standard manufacturing processes with high production yields and purity, which accelerates manufacturing timelines and reduces costs.

ZymeLink Conjugation Platform and Cytotoxins

The ZymeLink conjugation platform is a suite of novel site-specific protein coupling technologies and customizable cleavable linkers that can be combined with any of our product candidates to enable the delivery of our proprietary cytotoxic payloads to target cells. We believe that ZymeLink provides multiple competitive advantages over existing approaches, including optimized activity and tolerability profiles through increased drug delivery to target cells with reduced off-target effects, product homogeneity, preservation of immune-cell interaction and stable pharmacokinetics.

EFECT Antibody Effector Function Modulation Platform

The EFECT platform comprises sets of modifications to the crystallizable fragment (“Fc”) region of antibodies that enable the selective modulation of recruited cytotoxic immune cells for diverse therapeutic applications. This allows us to rationally tailor the selective enhancement or elimination of immune effector function to optimize product candidates.

Product Candidate Pipeline and Advanced Preclinical and Discovery Programs

We currently have two lead product candidates in clinical development and several product candidates in preclinical development that leverage our multiple therapeutic platforms to address areas of significant unmet medical need. Our lead product candidates, ZW25 and ZW49, utilize our Azymetric bispecific platform to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors. We are also actively advancing a diverse set of preclinical and discovery programs, which leverage one or more of our proprietary therapeutic platforms to create multifunctional biotherapeutics. Our bispecific ADC programs utilize the Azymetric and ZymeLink platforms and have demonstrated potent anti-tumor activity in preclinical studies with the potential for an enhanced therapeutic window. Our most advanced T cell-engaging bispecific program leverages the Azymetric platform combined with our proprietary protein engineering expertise resulting in potent anti-tumor activity in preclinical studies. We are also developing several checkpoint-modulating bispecifics for immuno-oncology and other therapeutic areas to create a deep pipeline of well-differentiated product candidates.

The table below summarizes our current product candidate pipeline.

The table below summarizes the therapeutic class of our preclinical and advanced discovery programs.

The table below summarizes the stage of each of our partners’ most advanced publicly disclosed program.

ZW25: HER2-Targeted Bispecific Antibody

Overview

ZW25, our lead product candidate currently being evaluated in an adaptive Phase 1 clinical trial in the United States, Canada, and South Korea, is based on our Azymetric platform. It is a bispecific antibody that can simultaneously bind two non-overlapping epitopes, known as biparatopic binding, of HER2 resulting in dual HER2 signal blockade, increased binding and removal of HER2 protein from the cell surface, and potent effector function. These combined mechanisms of action have led to activity in preclinical models of breast cancer, including trastuzumab-resistant (currently branded as Herceptin) high HER2-expressing tumors, as well as in tumors with lower levels of HER2 expression. Approximately 81% of patients with HER2-expressing breast cancer and 57% of patients with HER2-expressing gastric and gastroesophageal junction cancer have tumors that express low to intermediate levels of HER2, making them ineligible for treatment with currently approved HER2-targeted therapies, such as Herceptin and Perjeta. In addition, multiple other cancers, including ovarian, bladder, colorectal and non-small cell lung cancer express HER2 at varying levels. Therefore, there is a significant unmet need for HER2-targeted agents that can effectively treat these patients.

We are developing ZW25 as a best-in-class HER2-targeting antibody as a treatment option for patients with any solid tumor that expresses HER2. Our focus is on the treatment of patients with high HER2-expressing breast or gastric cancers that have progressed after treatment with HER2-targeted therapies, such as Herceptin and Perjeta, or that are not eligible for approved HER2-targeted therapies based on lower levels of HER2 expression. We are also evaluating ZW25 as a therapeutic agent for other HER2-expressing cancers for which HER2-targeted therapies are not currently approved. ZW25 has been granted Orphan Drug Designation for the treatment of both gastric and ovarian cancer by the FDA.

In our Phase 1 clinical trial, ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care treatment, including multiple HER2-targeted regimens.

Potential Advantages of ZW25

ZW25’s biparatopic binding mode increases the number of antibodies bound to HER2 receptors at the cell surface relative to monospecific antibodies and promotes receptor clustering and internalization.

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

Clinical Development of ZW25

A first-in-human Phase 1 clinical trial for ZW25 commenced in September 2016, consisting of three segments. We have completed Part 1, the dose escalation segment, and identified the Phase 2 recommended dose and schedule of ZW25 as 20 mg/kg every other week. Part 2 and Part 3 of the Phase 1 clinical trial are underway and consist of five expansion cohorts that span HER2 High breast cancer, HER2 High gastric cancer, HER2 Intermediate breast cancer, HER2 Intermediate gastric cancer, and other HER2 gene amplified cancers to evaluate ZW25 as both a monotherapy (Part 2) and in combination with standard of care chemotherapy (Part 3).

ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pre-treated HER2-expressing cancer that progressed after standard of care, including multiple HER2-targeted regimens.

These data were highlighted at several medical conferences in 2018, including the annual meeting of the American Society of Clinical Oncology (ASCO) and the Symposium on Molecular Targets and Cancer Therapeutics sponsored by the European Organization for Research and Treatment of Cancer (EORTC), the National Cancer Institute (NCI) and the American Association for Cancer Research (AACR).

At the ASCO annual meeting, we presented a snapshot of the clinical database from April 18, 2018, highlighting 18 response-evaluable (defined as having measurable disease and at least one tumor restaging or clinical progression) breast cancer patients with a median of six prior systemic regimens, including trastuzumab, pertuzumab, T-DM1, and lapatinib. The disease control rate (percentage of patients with either a partial response or stable disease) in these patients was 50%.

At the Symposium on Molecular Targets and Cancer Therapeutics, updated clinical data included 24 gastroesophageal and other cancer patients treated at 10 mg/kg weekly or 20 mg/kg every other week (the Phase 2 recommended dose), of which 17 were response-evaluable at the time of data cut-off (October 16, 2018). The disease control rate in these patients was 82%.

Overall in the study, ZW25 was well tolerated and the majority of treatment-related adverse events were Grade 1 or 2. There were no treatment-related Grade 4 or 5 adverse events.

ZW49: HER2-Targeted Bispecific ADC

Overview

ZW49, our second product candidate, is currently being evaluated in an adaptive Phase 1 clinical trial. It is a biparatopic anti-HER2 ADC that is based on the same antibody framework as ZW25 and takes advantage of ZW25’s antibody-targeted internalization to deliver our proprietary ZymeLink cytotoxic payload. We are developing ZW49 as a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression, especially for patients whose tumors have progressed or are refractory to HER2-targeted agents and those that express lower levels of HER2 and are ineligible for treatment with HER2-targeted therapies including T-DM1.

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

Preclinical Development of ZW49

In preclinical studies, ZW49 demonstrated complete tumor regressions in a panel of high and low HER2-expressing patient-derived xenografts and promising efficacy in a model of breast cancer brain metastases. These results compared favorably when benchmarked against approved and leading HER2 ADCs in clinical development. In a repeat dose toxicology study in non-human primates, ZW49 was well tolerated at 18 mg/kg, suggesting a broad therapeutic window.

Anticipated Clinical Development of ZW49

We are currently evaluating ZW49 as a monotherapy in a non-randomized, open-label Phase 1 clinical trial in patients with HER2 High breast, gastric and other HER2-expressing cancers, whose disease has progressed after all standard of care therapies. The primary objective of the Phase 1 clinical trial is to characterize the safety, tolerability, pharmacokinetics and maximum tolerated dose of ZW49. The secondary objectives for the trial include evaluation of preliminary anti-tumor activity of ZW49, as well as an exploration of potential biomarkers of response. Based upon the observed safety and activity, subsequent development may focus on patients with HER2 High breast cancer, HER2 High gastric cancer, other HER2 High cancers, as well as cancers with lower levels of HER2 expression, including breast cancer.

Other Product Candidates

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

Strategic Partnerships and Collaborations

Our Strategic Partnerships

Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. In 2018, we entered into new or expanded licensing and collaboration agreements with Daiichi Sankyo, Celgene, LEO and BeiGene.

Our strategic partnerships provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric and/or EFECT therapeutic platforms for their own therapeutics development. These strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $172.8 million in the form of non-refundable upfront payments and milestone payments and are additionally eligible to receive up to $2.4 billion in preclinical and development milestone payments and $5.2 billion in commercial milestone payments available under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

Research and License Agreement with Merck (2011)

We are collaborating with Merck to develop and commercialize three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $190.75 million, including an upfront payment ($1.25 million received in 2011), research milestone payments totaling $3.5 million ($2.0 million and $1.5 million received in 2012 and 2013, respectively), payments for completion of Investigational New Drug (“IND”)-enabling studies of up to $6.0 million, development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Merck is solely responsible for the further research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with Lilly (2013)

We are collaborating with Lilly to research, develop and commercialize one bispecific antibody, with an option for a second antibody, generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $103.0 million, including an upfront payment ($1.0 million received in 2013) and per product potential milestone payments, comprised of research milestone payments totaling $1.0 million (received in 2015), IND submission milestone payments of $2.0 million (received in 2018), development milestone payments of $8.0 million and commercial milestone payments of $40.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the further research, development, manufacturing, and commercialization of the products.

Second Licensing and Collaboration Agreement with Lilly (2014)

In a second agreement, we are collaborating with Lilly to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. In 2019 Lilly filed an IND for a bispecific candidate from this agreement for clinical development. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million

(received in 2016), IND submission milestone payments of up to $8.0 million (received in 2019), development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.

Collaboration Agreement with Celgene (2014)

We are collaborating with Celgene to research, develop and commercialize bispecific antibodies generated through the use of the Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend Celgene’s research period. Under the terms of the agreement, we granted Celgene a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment ($8.0 million received in 2014) and an expansion fee of $4.0 million (received in 2018). Celgene has the right to exercise options on up to ten programs and if Celgene opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. No development or commercial milestone payments or royalties have been received to date. After conclusion of Celgene’s research period, Celgene will be solely responsible for the research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with GSK (2015)

We are collaborating with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of the EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received to date. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties.

Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products.

Licensing Agreement with GSK (2016)

In a second agreement, we are collaborating with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. We are eligible to receive up to $908.0 million, including an upfront payment as a technology access fee ($6.0 million received in 2016), research milestone payments of up to $30.0 million, development milestone payments of up to $152.0 million and commercial milestone payments of up to $720.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform.

Collaboration and Cross-License Agreement with Daiichi Sankyo (2016)

We are collaborating with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million, including an upfront payment as a technology access fee of $2.0 million (received in 2016), research ($1.0 million received in 2017) and development milestone payments and a commercial option payment totaling up to $67.9 million and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products.

License Agreement with Daiichi Sankyo (2018)

We are collaborating with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million, including an upfront technology access fee payment of $18.0 million (received in June 2018), development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products.

Janssen (2017)

We are collaborating with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $1.45 billion, including an upfront payment of $50.0 million (received in 2017), development milestone payments of up to $282.0 million and commercial milestone payments of up to $1.12 billion. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. Janssen has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products.

Research and License Agreement with LEO (2018)

In 2018, we entered into a collaboration agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Azymetric and EFECT platforms, for dermatologic indications. Zymeworks will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we received an upfront payment of $5.0 million in 2018. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of its own products.

Licensing and Collaboration Agreements with BeiGene (2018)

In 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of ZW25 and ZW49 in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, we also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Zymeworks received an upfront payment of $60.0 million in 2018 for the totality of the rights described.

ZW25 & ZW49

For the research, development and commercialization licenses to ZW25 and ZW49, we received an upfront payment of $40.0 million in 2018. In aggregate for both ZW25 and ZW49, we are also eligible to receive development and commercial milestone payments of up to $390 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date.

Under the agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all the development and commercialization costs in their own territories.

Azymetric & EFECT Platforms

For the development and commercialization licenses of up to three bispecific antibody therapeutics using the Azymetric and EFECT platforms, we received an upfront payment of $20.0 million in 2018. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.

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

We seek to secure and maintain patent protection for the composition of matter, manufacturing processes and methods of use for our drug candidates and for our underlying protein engineering capabilities and therapeutic platforms including Azymetric, EFECT, ZymeLink and ZymeCAD. We also utilize trade secrets, careful monitoring and limited disclosure of our proprietary information where patent protection is not appropriate. We also protect our proprietary information by ensuring that our employees, consultants, contractors and other advisors execute agreements requiring non-disclosure and assignment of inventions prior to their engagement. We will continue to expand our intellectual property holdings by seeking patent protection for new compositions of matter, new features and applications of our core therapeutic platforms, and innovative new therapeutic platforms, in the United States and other jurisdictions. We will also supplement internal innovation through in-licensing of new technologies and compositions of matter as appropriate. We intend to take advantage of any available data exclusivity, market exclusivity, patent term adjustment and patent term extensions.

We routinely monitor the status of existing and emerging intellectual property disclosed by third parties that may impact our business, and to the extent we identify any such disclosures, by evaluating them and taking appropriate courses of action.

As of December 31, 2018, our patent portfolio consists of 54 active patent families. Of these, 16 families relate to our key product candidates and programs including ZW25, ZW49 and our therapeutic platform technology. The remaining 38 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. Three of our patent families are co-owned with VAR2 Pharmaceuticals ApS, and one patent family is co-owned with the National Research Council Canada. None of these co-owned patent families relate to our therapeutic platforms or our lead product candidates, ZW25 and ZW49, and they are not material to our business. We have 64 issued patents, 22 of which are U.S. patents, and all of which are owned by us.

Therapeutic Antibody Portfolio

Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms.

•

ZW25 and ZW49: We own the ZW25 and ZW49 patent portfolio, including an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is now in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of biparatopic anti-HER2 bispecific antibodies and ADCs, and if issued, is expected to expire in 2034, absent any adjustments or extensions. One U.S. patent has issued. An additional PCT application is directed to additional treatment methods using ZW25. We have filed three U.S. provisional applications covering ZW49 composition of matter and methods of making and using ZW49. Any patents that issue from applications claiming priority to these U.S. provisional applications are expected to expire in 2039, absent and adjustments or extensions.

ZW25 and ZW49 are also protected by our two patent families relating to the Azymetric Fc, as described below.

Therapeutic Platform Technology Portfolio

The therapeutic platform technology portfolio includes biological formats and variants thereof, including the Azymetric platform, the ZymeLink platform, the EFECT platform, and specific applications, manufacturing methods and assays related to the platform constructs and underlying computational chemistry.

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

Azymetric Fab: Four patent families (three in the PCT national phase in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States, and one PCT application) relate to antibodies having amino acid substitutions in Fab-region heavy and light chains for making correctly paired bispecific antibodies. Two U.S. patents have issued. These patent families are directed to compositions, methods of producing and uses of heterodimeric antibodies. If issued, patents in these families are expected to expire between 2031 and 2038, absent any adjustments or extensions.

•

ZymeLink: We own the ZymeLink patent portfolio relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. Two PCT applications are in the national phase in key jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, South Africa and the United States, and are directed to novel hemiasterlin toxin derivatives, novel linker compositions, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions, one of which has issued in the United States. An additional PCT application is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates and is in the national phase in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. One U.S. patent has issued. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.

•

EFECT: The EFECT platform for engineering Fc constructs with modulated FCYR-binding and Fc effector function is protected by two PCT patent applications, which we own, both of which are in the national stage and are pending in key jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, Russia and the United States. One patent has issued in the United States. These patent families are directed to compositions of matter and methods of making Fc constructs with altered FCYR-binding and Fc effector function; if issued, they are expected to expire between 2031 and 2034, absent any adjustments or extensions.

•

Computational Chemistry: We own a portfolio of 13 families of computational chemistry patents and patent applications which relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Six of these patents have issued in the United States. Any patents that issue from these families are expected to expire between 2027 and 2035, absent any adjustments or extensions.

Technology Licensing and In-Licensed Intellectual Property

We identify and selectively enter into technology licensing agreements and intellectual property in-licensing agreements to support pipeline advancement. Selected agreements include:

•

CDRD Ventures Inc. (CVI; 2016): We entered into an assignment agreement with CVI, as part of our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”) to have all of CVI’s interests in the Kairos patents and intellectual property assigned to Zymeworks. We may be required to make future payments to CVI for ZW49 or other product candidates upon the direct achievement of certain clinical development milestones for products incorporating certain Kairos intellectual property, as well as low single-digit royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement.

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

Manufacturing

We rely on third-party contract manufacturing organizations to provide manufacturing, linker-toxin conjugation, and fill-finish services in order to generate all of the therapeutic antibody supply required for our non-clinical and clinical studies. To retain focus on our expertise in developing new product candidates, we do not currently plan to develop or operate in-house manufacturing capacity. Our bispecific therapeutic antibody candidates require standard manufacturing and chemistry manufacturing and control (“CMC”) processes typical of those required for monoclonal antibody manufacturing. We therefore expect to continue to be able to develop product candidates that can be manufactured in a cost-effective fashion by our network of well-validated third-party contract manufacturing organizations.

Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For ZW25, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 clinical trial and to initiate planned Phase 2 clinical trials. For ZW49, we have sufficient cGMP-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 clinical trial. We plan to identify redundant suppliers and manufacturing, toxin conjugation, and fill-finish services for all development product candidates prior to submission to the FDA.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (“EMA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Our product candidates will compete with the therapies and currently marketed drugs discussed below.

•

ZW25 and ZW49: ZW25 and ZW49 are intended to treat patients with solid tumors that express HER2, including patients with tumors expressing low to intermediate levels of HER2. Approved HER2-targeted therapies include Roche’s Herceptin, Perjeta, and Kadcyla as well as Novartis’ Tykerb and Puma Biotechnology’s Nerlynx, although none of these drugs are effective in treating tumors expressing low to intermediate levels of HER2. Currently, these patients may receive hormone therapy or cytotoxic chemotherapy including combinations of anthracyclines, taxanes, capecitabine and cyclophosphamide. We believe ZW25 will be a more effective and better tolerated therapy. There are other non-HER2 targeting monoclonal antibodies on the market that may have activity on tumors expressing low to intermediate levels of HER2, including Merck’s Keytruda, Bristol-Myer Squibb’s Opdivo, Roche’s Tecentriq, Merck KGaA’s Bavencio and AstraZeneca’s Imfinzi; however, none of these agents are currently approved in breast or ovarian cancer, and only Keytruda is approved in gastric cancer (albeit as third-line salvage therapy in patients that are PD-L1 positive). Since antibodies blocking PD-1/PD-L1 are relatively well-tolerated and have a different mechanism of action than ZW25, if approved in these indications, we believe PD-1/PD-L1 blockade could potentially be used in combination with ZW25 to achieve even higher response rates.

The FDA and corresponding regulatory authorities will ultimately review our clinical results and determine whether our product candidates are effective. No regulatory agency has made any such determination that any of our product candidates are effective for use by the general public for any indication.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Our ADC product candidates are comprised of both a drug product and a biologic product, and will therefore be subject to regulation in the United States as combination products. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our ADCs, we believe that the primary mode of action is attributable to the biologic component of the product. Thus, we believe our product candidates will be regulated as therapeutic biologics, with the FDA’s Center for Drug Evaluation and Research (“CDER”) having primary jurisdiction over premarket development.

Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

U.S. Biological Products Development Process

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices (“GLPs”);

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practice (“cGCP”) regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

•

submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

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

•

Phase 4. Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive reporting, monitoring and auditing of all clinical activities, clinical data, and clinical study investigators.

A sponsor, an IRB, the FDA or other regulatory or monitoring authorities may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk, failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, failure to demonstrate a benefit from using the investigational drug, changes in government regulations or administrative actions.

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

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. When a BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed. Upon accepting the BLA for filing, the FDA will conduct an in-depth review the BLA and may hold a public hearing where an independent advisory committee of expert advisors considers key questions regarding the product candidate. This advisory committee makes a recommendation to the FDA, which is not binding on the FDA, but is generally followed.

Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the FDA’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and cGCP requirements.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor (for example, requiring labeling changes) or major (for example, requiring additional clinical trials). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Orphan Drug Designation

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants Orphan Drug Designation to the product for that use. ZW25 has been granted Orphan Drug Designation for the treatment of both gastric and ovarian cancer by the FDA.

The benefits of Orphan Drug Designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. However, the FDA Reauthorization Act, which was enacted in August 2017, requires, among other things, that certain orphan drugs for cancer be tested for children. The government has also increased focus on the potential misuse of the orphan drug approval process to increase the price of orphan drugs.

Post-Approval Requirements

Even if regulatory approval is granted, a marketed product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including requirements and restrictions regarding adverse event reporting, recordkeeping, marketing, and compliance with cGMP. Adverse events reported after approval of a drug can result in additional restrictions on the use of a marketed product or requirements for additional post-marketing studies or clinical trials.

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

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements relating to the manufacturer or promotion of an approved product may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as significant administrative, civil or criminal sanctions.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

Under the BPCIA, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Canadian Review and Approval Process

In Canada, our biologic product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada (including its Biologics and Genetic Therapies Directorate). Health Canada regulates, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, post-approval monitoring, marketing and import and export of pharmaceutical products. Drug approval laws require licensing of manufacturing facilities, carefully controlled research and testing of products, and government review and approval of experimental results prior to giving approval to sell drug products, including biologic drug products. Regulators also typically require that rigorous and specific standards such as cGMP, GLPand Practices cGCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

Initiation of Human Testing

In Canada, the process of conducting clinical trials with a new drug cannot begin until we have submitted a Clinical Trial Application (“CTA”) and the required number of days has lapsed without objection from Health Canada. Biological drugs carry additional risks, as compared to traditional small-molecule drugs, associated with complexity and variability in manufacturing that can contribute to increased lot-to-lot variation of the final product, and with the potential for adventitious agents. Therefore, the content requirements for the quality information for biological drugs to be used in clinical trials are different from those for standard small-molecule pharmaceutical drugs (for example, the inclusion of information on manufacturing facilities is required for biological drugs). In addition, it is necessary to have more stringent controls on the release of biologic drug lots used in authorized clinical trials.

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

Clinical Trials

Similar regulations apply in Canada regarding clinical trials as in the United States. In Canada, Research Ethics Boards (“REBs”), instead of IRBs, are used to review and approve clinical trial plans. Clinical trials involve the administration of an investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include review and approval by REBs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. Human clinical trials are typically conducted in three sequential phases, as discussed above in the context of government regulation in the United States.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into Canada are also subject to regulation by Health Canada relating to their labeling and distribution. Progress reports detailing the results of the clinical trials must generally be submitted at least annually to Health Canada and/or the applicable REBs, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, in Canada, Health Canada or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an REB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the REB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of trial subjects, potential trial subjects and the continuing validity and scientific merit of the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

New Drug Application

Upon successful completion of Phase 3 clinical trials, in Canada the company sponsoring a new drug then assembles all the preclinical and clinical data and other testing relating to the product’s pharmacology, chemistry, manufacture, and controls, and submits it to Health Canada as part of a New Drug Submission (“NDS”). The NDS is then reviewed by Health Canada for approval to market the drug.

As part of the approval process, Health Canada will generally inspect the facility or the facilities at which the drug is manufactured. Health Canada will not approve the product unless compliance with cGMP is satisfactory and the NDS contains data that provide substantial evidence that the drug is safe and effective in the indication studied. In addition, before approving an NDS, Health Canada will typically inspect one or more clinical sites to assure compliance with cGCP.

The testing and approval process for an NDS requires substantial time, effort and financial resources, and may take several years to complete. Biologic drugs, such as our candidates, differ from standard small-molecule drugs in that applicants must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Health Canada may not grant approval of an NDS on a timely basis, or at all. In Canada, NDSs are subject to user fees and these fees are typically increased annually to reflect inflation.

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

Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher risk biologics, each lot is tested before being released for sale in Canada. Moderate risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and at any time the testing regime for a biologic may be altered.

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

Canadian Biosimilars and Exclusivity

The term biosimilar is used by Health Canada to describe a biologic drug that enters the market subsequent to a version previously authorized in Canada and with demonstrated similarity to a reference biologic drug. Accordingly, a biosimilar (previously known in Canada as a subsequent entry biologic or SEB) will in all instances be a subsequent entrant onto the Canadian market.

Based on Health Canada guidance documents, a biosimilar can rely in part on prior information regarding safety and efficacy that is deemed relevant due to the demonstration of similarity to the reference biologic drug and which influences the amount and type of original data required. Generic drugs are chemically derived products that are pharmaceutically equivalent to innovative drugs, whereas biosimilars are products of a biologic nature that are similar to innovative biologics. According to Health Canada, it is not currently possible to demonstrate that two biologic drugs are pharmaceutically equivalent, and therefore the regulatory approval process for generics and biosimilar is different: biosimilar are approved using the standard NDS pathway with some allowances made for reduced safety and efficacy information set out in guidance documents, while generic drugs are approved using an abbreviated new drug submission pathway set in guidance law. In part because it continues to be set out only in guidance and not law, the pathway for receiving biosimilar approval is somewhat in flux and subject to some uncertainty.

As discussed above, all biosimilars enter the market subsequent to a biologic drug product previously approved in Canada and to which the biosimilar is considered similar. As such, biosimilars are subject to existing laws and regulations outlined in the Patented Medicines (Notice of Compliance) Regulations and the Food and Drug Regulations, and related guidance documents.

Similar to the Hatch-Waxman Act in the United States, Canada has the Patented Medicines (Notice of Compliance) Regulations which require a company that files a drug submission that references a patented product to address any relevant patents listed on the Patent Register prior to being able to receive approval from Health Canada. The Canadian regime is similar to the U.S. regime, but a number of distinctions do exist.

Like the United States, Canada also has data protection in addition to patent protection, but again differences exist between the two jurisdictions. For example, Canada’s data protection applies to “innovative drugs” (i.e., a drug that contains a medicinal ingredient not previously approved in a drug by the Minister of Health and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, solvate or polymorph) and, where it exists, lasts for eight years in most (but not all) circumstances. In general biologics can be considered innovative drugs but biosimilars are not.

The recently signed United States Mexico Canada Agreement (“USMCA”) requires parties to the trade agreement to provide a “data protection” term for biologics of at least ten years from the date of first marketing approval, which in the case of Canada results in an additional two years of data protection specifically for biologics. If the USMCA is ratified, this additional data protection in Canada is expected to be implemented within five years of when the USMCA comes into force.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union (“EU”), for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Third-party payors may attempt to control costs by limiting coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication, requiring pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies, and by limiting the amount of reimbursement for particular procedures or drug treatments. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. The Medicare and Medicaid programs are often used as models by private payors and other governmental payors to develop their coverage and reimbursement policies for drugs and biologics. However, one third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the product, or will provide coverage at an adequate reimbursement rate.

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

We expect that the PPACA, as well as reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once regulatory approval is obtained.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state attorneys general, and other state and local government agencies.

If our operations are found to be in violation of any of the U.S. federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also be subject to additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement with a governmental entity to resolve allegations that we have violated these laws. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Sales and Marketing

As an early-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For ZW25 and ZW49, we have entered into development and commercialization agreements with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. To date, we have not entered into any other agreements granting commercialization rights to ZW25, ZW49 or any of our other product candidates. To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions.

Employees

As of December 31, 2018, we had 183 employees, including 180 full-time employees, 117 of whom were primarily engaged in research and development activities and 54 of whom hold an M.D. or Ph.D. degree. 145 of our full-time employees are based in Vancouver, British Columbia and 35 in Seattle, Washington. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees to be excellent.

Corporate Structure

We were incorporated on September 8, 2003 under the Canada Business Corporations Act (“CBCA”) under the name “Zymeworks Inc.” On October 22, 2003, we were registered as an extra-provincial company under the Company Act (British Columbia), the predecessor to the Business Corporations Act (British Columbia) (“BCBCA”). On May 2, 2017, we continued the Company to British Columbia under the BCBCA. We have one wholly owned subsidiary located in Seattle, Washington named Zymeworks Biopharmaceuticals Inc. Our principal and registered office is located at 1385 West 8th Avenue, Suite 540, Vancouver, British Columbia, Canada V6H 3V9, and our telephone number is (604) 678-1388.

Available Information

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian

Securities Administrators (“CSA”). These reports are available free of charge on our website, www.zymeworks.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference.

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

Item 1A.	Risk Factors

You should consider carefully the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto. If any of the events described in the following risks actually occur, our business, financial conditions, results of operations and prospects could be materially adversely affected. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects.

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

We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in early stages of development and we have not submitted an application, or received marketing approval, for any of our product candidates. Furthermore, the fact that our core competencies have been recognized through strategic partnerships does not improve our product candidates’ outlook for regulatory approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:

•	successfully completing preclinical studies, including product chemistry, toxicity and formulation studies;

•	completing clinical trials that demonstrate the efficacy and safety of our product candidates;

•

preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clincal trials;

•	establishing commercial manufacturing capabilities;

•	a potential pre-approval audit of the nonclinical and clinical trial sites that generated the data in support of the marketing application; and

•	launching commercial sales, marketing and distribution operations.

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

We are currently evaluating ZW25 and ZW49 in adaptive Phase 1 clinical trials in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:

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

•

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

•	delay or failure to obtain institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;

•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;

•	lack of efficacy during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment by us or our CROs;

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

If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In particular, we are developing certain of our products for the treatment of rare diseases, which have limited pools of patients from which to draw for clinical testing. If we, or any of our strategic partners that clinical tests for our product candidates pursuant to the relevant partnership agreement, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such product candidates and our business will be harmed.

In addition, on May 30, 2018, the federal Right to Try Act was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program While there is no obligation to make product candidates available to eligible patients as a result of the Right to Try Act, new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.

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

We have conducted, and may in the future conduct, clinical trials for existing or future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any clinical trials we may conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of any future product candidates.

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

All of our product candidates are still in preclinical or early clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We believe ZW25 has been well tolerated in human clinical trials and ZW25 and ZW49 have demonstrated favorable safety profiles in animals; however, ZW25 and ZW49 continue to be evaluated in clinical trials. The results of these and future clinical trials may show that ZW25, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our Phase 1 clinical trial and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.

If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require us to take our approved product off the market;

•

regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;

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

Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets or develop bispecific antibodies. These companies include Macrogenics, Inc., Xencor, Inc., Daiichi Sankyo and F. Hoffmann-La Roche AG.

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

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The Biologics Price Competition and Innovation Act of 2009, which is included in PPACA, authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.

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

Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on our ability to successfully commercialize our product candidates, earn revenues and achieve profitability.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We intend to initially focus our independent product candidate development on treatments for oncology. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If our projections are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and cGCP, for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients, and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our strategic partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:

•	decreased demand for any future approved products;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	increased regulatory scrutiny;

•	significant litigation costs;

•	substantial monetary awards to, or costly settlement with, patients or other claimants;

•	product recalls or a change in the indications for which they may be used;

•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize our product candidates.

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

In most foreign countries, particularly in those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.

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

HIPAA, as amended by HITECH, and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses personal health information in violation of HIPAA requirements, criminal penalties may also be imposed. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, the EU, and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. There have been judicial, Congressional and executive branch challenges to certain aspects of the PPACA and we expect there will be additional challenges and amendments to the PPACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties, as applicable, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates;

•

the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices (including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products abroad once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2016, 2017 and 2018 was $33.8 million, $10.4 million and $36.6 million, respectively. As of December 31, 2018, our accumulated deficit was approximately $145.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products for the foreseeable future.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.

We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Furthermore, in August 2016 we entered into a license agreement with Innovative Targeting Solutions Inc. (“ITS”), which requires licensing payments to ITS totaling $12.0 million over the following five-year period.

Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments and projected revenue from our existing strategic partnerships and licensing agreements will enable us to fund our operating expenses and capital expenditure requirement into 2021. We may also be eligible to receive certain research, development and commercial milestone payments in the future, as described under “Business—Strategic Partnerships and Collaborations.” However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

Global credit and financial markets experienced extreme disruptions at various points over the last decade, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current strategic partners, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.

Management assesses its functional currency to be the U.S. dollar based on management’s analysis of the primary economic environment in which we operate.

As of December 31, 2018, approximately 2.9% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, LEO and BeiGene. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:

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

•

strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, LEO and BeiGene may be terminated for convenience upon the completion of a specified notice period; and

•

we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner.

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

We rely on third-party manufacturers to produce our clinical product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. Any failure by a third-party with respect to these activities may delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

In addition to third-party manufacturers, we rely on other third parties to store, monitor and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

The manufacture of our product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured by starting cells that are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP. While we believe we would have adequate back up should any cell bank be lost in a catastrophic event, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the U.S. Patent and Trademark Office (“USPTO”) or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.

The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013 but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Recent U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct and Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the U.S. Securities Act of 1933, as amended (the “Securities Act”). As a result, as of January 1, 2019, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. While we voluntarily chose to file periodic reports on U.S. domestic issuer forms starting with our Annual Report on Form

10-K for our fiscal year ended December 31, 2017, as a U.S. domestic issuer we are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE, which may involve additional costs.

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

As of December 31, 2018, we had 180 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC, the applicable Canadian securities regulators, the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”), have legal and financial compliance costs and make some compliance activities time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and such investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Additionally, as a public company, we maintain our directors’ and officers’ liability insurance coverage, which results in higher insurance costs. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Under the corporate governance standards of the NYSE, a majority of our board of directors and each member of our audit committee must be an independent director. The policies of the TSX require our board of directors to consist of at least two independent directors and Canadian securities laws require each member of the audit committee to be independent within the meaning of Canadian securities laws. As of the date of this Annual Report on Form 10-K, we meet these requirements, but we may in the future encounter difficulty in attracting and retaining qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common shares from the NYSE and TSX.

As a foreign private issuer, we were subject to different U.S. securities laws and rules than a U.S. domestic issuer, in particular, certain disclosure requirements, which may have limited the information publicly available to our shareholders.

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. However, we remained eligible to use the rules and forms designated for foreign private issuers until January 1, 2019, at which time we were considered a U.S. domestic issuer. As a foreign private issuer, we were not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act that apply to U.S. domestic issuers and, as such, there may be less publicly available information about us than if we had been a U.S. domestic issuer prior to January 1, 2019.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and a “smaller reporting company,” as defined under the Exchange Act, in accordance with the amendments to such definition that became effective September 10, 2018. For as long as we continue to be an emerging growth company or a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports and, as an emerging growth company, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Investors could find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and our share price may be more volatile.

We could be an emerging growth company for up to five years following the completion of our IPO on May 3, 2017, but if we have more than $1.07 billion in annual revenue, if the market value of our common shares held by non-affiliates exceeds $700 million as of June 30 of any year, or if we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an emerging growth company as of the following December 31. We will remain a “smaller reporting company” for so long as (i) the market value of our common shares held by non-affiliates is less than $250 million as of June 30 of any year; or (ii)(a) our annual revenues are less than $100 million and (b) the market value of our common shares held by non-affiliates is less than $700 million as of June 30 of any year.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board (the “PCAOB”), our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our disclosure controls and procedures annually. We have elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore we are not required to deliver an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an emerging growth company. We could be an emerging growth company for up to five years from our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of June 30 of any year before that time, in which case we would no longer be an emerging growth company as of the following December 31. An independent assessment of the effectiveness of our internal control could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

As of December 31, 2018, our management performed an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Framework. However, no independent assessment of the design and operating effectiveness of our internal controls was performed by our independent registered public accounting firm as of December 31, 2018 pursuant to certain exceptions under the JOBS Act, as described above. Had our independent registered public accounting firm performed such an evaluation, control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.

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

We are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

U.S. civil liabilities may not be enforceable against us, our directors, our officers or certain experts named in this Annual Report on Form 10-K.

We are governed by the BCBCA and our principal place of business is in Canada. Certain of our directors and officers, as well as certain experts named herein, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.

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

We believe that we were not classified as a passive foreign investment company (“PFIC”) for the taxable year ending December 31, 2018. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Income Tax Considerations For U.S. Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Income Tax Considerations For U.S. Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

Insiders have substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.

Our directors, named executive officers and principal shareholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 38% of our outstanding common shares as of February 28, 2019. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common shares by:

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

Our headquarters are located in Vancouver, British Columbia, where we occupy 27,068 square feet of office and 11,784 square feet of laboratory space. We lease both our office and laboratory space and the term of each lease expires in August 2021.

Our U.S. office is located in Seattle, Washington, where we occupy approximately 10,922 square feet. We lease this office space and the term of the lease expires in February 2022.

We believe that our existing facilities are adequate to meet our current business requirements, but we anticipate that we will need additional space in both Vancouver and Seattle. We entered into a lease on January 25, 2019 for approximately 57,180 square feet of office and laboratory space and approximately 2,780 square feet of storage space in Vancouver to serve as our new headquarters. The commencement date of this lease will be no later than September 21, 2021 and has an initial term of ten years, with two five-year extension options. Effective February 25, 2019, we entered into a lease for approximately 42,286 square feet of office space in Seattle. The commencement date of this lease with respect to 27,954 square feet will be no later than September 1, 2019 and the commencement date with respect to the remaining 14,332 square feet will be no later than April 1, 2020. The expiration date of the lease is April 30, 2025.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2018, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	NYSE		TSX
	High	Low	High	Low
Quarter Ended	US$		C$
31-Dec-18	15.73	10.72	20.52	14.34
30-Sep-18	16.88	12.15	21.69	15.84
30-Jun-18	29.00	10.37	30.36	13.37
31-Mar-18	14.00	7.69	17.31	9.62
31-Dec-17	9.33	6.87	11.60	9.00
30-Sep-17	9.12	6.25	11.48	8.05
April 28, 2017 to June 30, 2017	14.25	7.24	19.55	10.50

On March 5, 2019, the last reported sale price of our common shares on the NYSE was $14.70 per share, and on the TSX was C$19.79 per share.

Holders

As at February 28, 2019, we had 44 shareholders of record holding our common shares of which seven were U.S. shareholders. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Non-residents of Canada

Dividends paid or credited to non-residents of Canada are subject to a 25% withholding tax unless reduced by an applicable tax treaty. Under the Canada-U.S. Tax Convention (1980), or the Convention, U.S. residents who are entitled to all of the benefits of the Convention are generally subject to a 15% withholding tax.

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

Certain U.S. Income Tax Considerations For U.S. Holders

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

This discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, U.S. Treasury Regulations, IRS rulings, published court decisions, and the Canada-U.S. Tax Convention, or the Convention, all as in effect as of the date hereof, and any of which may be repealed, revoked or modified (possibly with retroactive effect) so as to result in U.S. federal income tax consequences different from those discussed below. This summary is applicable to U.S. Holders who are residents of the United States for purposes of the Convention and who qualify for the full benefits of the Convention.

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

Distributions on the Common Shares

Subject to the PFIC rules discussed below, the gross amount of any distribution received by a U.S. Holder with respect to the common shares (including any amounts withheld to pay Canadian withholding taxes) will be included in the gross income of the U.S. Holder as a dividend to the extent attributable to the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. The Company does not intend to calculate its earnings and profits under U.S. federal income tax rules. Accordingly, U.S. Holders should expect that a distribution generally will be treated as a dividend for U.S. federal income tax purposes. Unless the Company is treated as a PFIC for the taxable year in which it pays a distribution or in the prior taxable year (see “Passive Foreign Investment Company Rules” below), the Company believes that it may qualify as a “qualified foreign corporation,” in which case distributions treated as dividends and received by non-corporate U.S. Holders may be eligible for a preferential tax rate. Distributions on the common shares generally will not be eligible for the dividends received deduction available to U.S. Holders that are corporations.

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

A U.S. Holder may be entitled to deduct or credit Canadian withholding tax imposed on dividends paid to a U.S. Holder, subject to applicable limitations in the Code. For purposes of calculating a U.S. Holder’s foreign tax credit, dividends received by such U.S. Holder with respect to the common shares of a foreign corporation generally constitute foreign source income. However, and subject to certain exceptions, a portion of the dividends paid by a foreign corporation will be treated as U.S. source income for U.S. foreign tax credit purposes, in proportion to its U.S. source earnings and profits, if U.S. persons collectively own, directly or indirectly, 50% or more of the voting power or value of the foreign corporation’s common shares. If a portion of any dividends paid with respect to the common shares are treated as U.S. source income under these rules, it may limit the ability of a U.S. Holder to claim a foreign tax credit for any Canadian withholding taxes imposed in respect of such dividend. Dividends distributed by the Company will generally constitute “passive category” income for U.S. foreign tax credit purposes. The rules governing the foreign tax credit are complex. U.S. Holders are urged to consult their own tax advisors regarding the availability of the foreign tax credit under their particular circumstances, including the impact of, and any exception available to, the special income sourcing rule described in this paragraph.

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

The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. The Company believes that it was not classified as a PFIC for the taxable year ending December 31, 2018. However, the Company cannot provide any assurance regarding its PFIC status for the future taxable years given that the determination of PFIC status is fact-intensive and made on an annual basis. Neither the Company’s U.S. counsel nor U.S. tax advisor expresses any opinion with respect to the Company’s PFIC status or with respect to the Company’s expectations regarding its PFIC status.

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

During any taxable year in which the Company or any Subsidiary PFIC is treated as a PFIC with respect to a U.S. Holder, that U.S. Holder must generally file IRS Form 8621. U.S. Holders should consult their own tax advisors concerning annual filing requirements.

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

The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from April 28, 2017, which is the date our common shares commenced trading on the NYSE, through December 31, 2018, to two indices: the NYSE Composite Index and the NYSE Arca Biotechnology Index. The graph assumes an initial investment of $100 on April 28, 2017, and, where applicable, includes the reinvestment of dividends.

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of our common shares.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 761,260 common shares under our equity compensation plans at exercise prices ranging from C$15.59 to C$21.04 and $11.84 to $17.20 per share and (ii) made an aggregate of 13,859 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase prices ranging from C$8.23 to C$16.54 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations

Data for the years ended December 31, 2018, 2017 and 2016 and Consolidated Balance Sheet Data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations Data for the year ended December 31, 2014 and 2015 and Consolidated Balance Sheet Data as of December 31, 2015 and 2016 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

		Year Ended December 31,
	2018	2017	2016	2015	2014
		(dollars in thousands except share and per share amounts)
Consolidated Statement of Operations Data
Revenue	$53,019	$51,762	$11,009	$9,660	$1,670
Operating Expenses:
Research and development	56,684	41,749	36,816	24,654	12,622
Government grants and credits	5	(1,075)	(1,265)	(251)	(2,149)

	56,689	40,674	35,551	24,403	10,473
General and administrative	29,457	18,550	12,554	5,217	3,945
Impairment on acquired IPR&D	—	1,536	768	—	—

Total operating expenses	86,146	60,760	48,873	29,620	14,418

Loss from Operations	(33,127)	(8,998)	(37,864)	(19,960)	(12,748)
Change in fair value of warrant liabilities	(3,565)	2,450	(808)	—	—
Other income (expense)	2,307	(3,414)	(212)	824	(194)

Loss before income taxes	(34,385)	(9,962)	(38,884)	(19,136)	(12,942)
Income tax expense	(2,188)	(429)	(430)	(34)	—
Deferred income tax (expense) recovery	17	(15)	5,505	—	—

Net loss	$(36,556)	$(10,406)	$(33,809)	$(19,170)	$(12,942)

Net loss per common share (basic) (1)	(1.26)	(0.51)	(2.65)	(1.70)	(1.77)
Net loss per common share (diluted) (1)	(1.26)	(0.64)	(2.65)	(1.70)	(1.77)
Weighted-average number of common shares (basic) (1)	29,089,896	21,249,414	12,736,567	11,266,451	7,323,985
Weighted-average number of commons shares (diluted) (1)	29,089,896	21,321,209	12,736,567	11,266,451	7,323,985

(1)

See “Notes to the Consolidated Financial Statements—Summary of Significant Accounting Policies—Net Income (Loss) Per Share” for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

		Year Ended December 31,
	2018	2017	2016	2015
		(dollars in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$42,205	$35,946	$16,437	$11,519
Short-term investments	157,959	51,851	23,824	3,641
Working capital	174,383	77,674	29,928	12,828
Long-term obligations	33,887	866	9,577	59
Total assets	244,363	131,955	93,995	23,149
Total liabilities	63,873	15,527	26,133	4,910
Redeemable convertible preferred shares	—	—	58,860	—
Total shareholders’ equity	180,490	116,428	9,002	18,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Zymeworks is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Our suite of complementary therapeutic platforms and our fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated product candidates. These capabilities have resulted in multiple product candidates with the potential to drive positive outcomes in large underserved and unaddressed patient populations.

Initial Public Offering

On May 3, 2017, we closed our initial public offering (the “IPO”) pursuant to which the we sold 4,894,467 common shares (including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional common shares on May 31, 2017). The public offering price of the common shares sold in the IPO was $13.00 per share. We received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses. The common shares are listed for trading on the NYSE and the TSX under the symbol “ZYME”.

Subsequent Public Offering

On June 11, 2018, we closed an underwritten public offering pursuant to which we sold 6,210,000 common shares (including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option to purchase additional common shares). The public offering price of the common shares sold in this offering was $15.75 per share. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody which targets two distinct domains of HER2. In our adaptive Phase 1 clinical trial, ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. Its unique design may enable ZW25 to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors, who are otherwise limited to chemotherapy or hormone therapy. Our second product candidate, ZW49, capitalizes on the unique design of ZW25 and is a bispecific ADC based on the same antibody framework as ZW25 but armed with our proprietary ZymeLink-cytotoxic (potent cancer cell-killing) payload. We designed ZW49 to be a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression. An IND application for ZW49 was accepted by the FDA in the fourth quarter of 2018. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in I-O and other therapeutic areas. In addition to our robust pipeline, our Azymetric™ and EFECT™ therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, LEO, and BeiGene.

Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in positive patient outcomes. Our protein engineering expertise and proprietary structure-guided molecular modeling capabilities enable these therapeutic platforms. Together with our internal antibody discovery and generation technologies, we have established a fully integrated drug development engine and toolkit capable of rapidly delivering a steady pipeline of next-generation product candidates in oncology and other therapeutic areas.

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our IPO in 2017 and subsequent public offering in 2018. From inception through December 31, 2018, we received approximately $297.1 million, net of share issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offering. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2018, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical and preclinical development of our lead product candidates into 2021.

Through December 31, 2018, we had an accumulated deficit of $145.3 million. We reported a net loss of $36.6 million for the year ended December 31, 2018. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Strategic Partnerships and Collaborations

Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. In 2018, we entered into new or expanded licensing and collaboration agreements with Daiichi Sankyo, Celgene, LEO and BeiGene. Our strategic partnerships provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric and/or EFECT therapeutic platforms for their own therapeutics development. These strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $172.8 million in the form of non-refundable upfront payments and milestone payments and are additionally eligible to receive up to $2.4 billion in preclinical and development milestone payments and $5.2 billion in commercial milestone payments available under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms. Our strategic partnerships include the following:

Research and License Agreement with Merck

In August 2011, we entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $190.75 million, including an upfront payment ($1.25 million received in 2011), research milestone payments totaling $3.5 million ($2.0 million and $1.5 million received in 2012 and 2013, respectively), payments for completion of IND-enabling studies of up to $6.0 million, development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Merck is solely responsible for the further research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with Lilly

In December 2013, we entered into a licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody, with an option for a second antibody, generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $103.0 million, including an upfront payment ($1.0 million received in 2013) and per product potential milestone payments, comprised of research milestone payments totaling $1.0 million (received in 2015), IND submission milestone payments of $2.0 million (received in 2018), development milestone payments of $8.0 million and commercial milestone payments of $40.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the further research, development, manufacturing, and commercialization of the products.

Second Licensing and Collaboration Agreement with Lilly

In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. In 2019 Lilly filed an IND for a bispecific candidate from this agreement for clinical development. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million (received in 2016), IND submission milestone payments of up to $8.0 million (received in 2019), development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with Celgene

In December 2014, we entered into a collaboration agreement with Celgene to research, develop and commercialize bispecific antibodies generated through the use of the Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend Celgene’s research period. Under the terms of the agreement, we granted Celgene a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment ($8.0 million received in 2014) and an expansion fee of $4.0 million (received in 2018). Celgene has the right to exercise options on up to ten programs and if Celgene opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. No development or commercial milestone payments or royalties have been received to date. After conclusion of Celgene’s research period, Celgene will be solely responsible for the research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with GSK

In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of the EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received to date. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties.

Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products.

Second Licensing and Collaboration Agreement with GSK

In April 2016, we entered into a licensing agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. We are eligible to receive up to $908.0 million, including an upfront payment as a technology access fee ($6.0 million received in 2016), research milestone payments of up to $30.0 million, development milestone payments of up to $152.0 million and commercial milestone payments of up to $720.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform.

Collaboration and Cross-License Agreement with Daiichi Sankyo

In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million, including an upfront payment as a technology access fee of $2.0 million (received in 2016), research ($1.0 million received in 2017) and development milestone payments and a commercial option payment totaling up to $67.9 million and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products.

Second Licensing Agreement with Daiichi Sankyo

In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million, including an upfront technology access fee payment of $18.0 million (received in June 2018), development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with Janssen

In November 2017, we entered into a collaboration agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $1.45 billion, including an upfront payment of $50.0 million (received in 2017), development milestone payments of up to $282.0 million and commercial milestone payments of up to $1.12 billion. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. Janssen has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products.

Research and License Agreement with LEO

In October 2018, we entered into a collaboration agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Azymetric and EFECT platforms, for dermatologic indications. Zymeworks will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we received an upfront payment of $5.0 million in 2018. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of its own products.

Licensing and Collaboration Agreements with BeiGene

In November 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of ZW25 and ZW49 in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, we also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Zymeworks received an upfront payment of $60.0 million in 2018 for the totality of the rights described.

ZW25 & ZW49

For the research, development and commercialization licenses to ZW25 and ZW49, we received an upfront payment of $40.0 million in 2018. In aggregate for both ZW25 and ZW49, we are also eligible to receive development and commercial milestone payments of $390 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date.

Under the agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all the development and commercialization costs in their own territories.

Azymetric & EFECT Platforms

For the development and commercialization licenses of up to three bispecific antibody therapeutics using the Azymetric and EFECT platforms, we received an upfront payment of $20.0 million in 2018. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.

Financial Operations Overview

Revenue

Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under collaboration and license agreements. We expect these and other strategic partnerships, as well as the amortization of deferred revenue from prior collaboration arrangements to be our primary sources of revenue for the foreseeable future.

Research and Development Expense

Research and development expenses consist of expenses incurred in performing research and development activities. These expenses include conducting preclinical research studies, clinical trials, and other indirect expenses in support of advancing our product candidates and therapeutic platforms. The following items are included in research and development expenses:

•	employee-related expenses such as salaries and benefits;

•	employee-related overhead expenses such as facilities and other allocated items;

•	share-based compensation expense related to employees and consultants engaged in research and development activities;

•	depreciation of laboratory equipment, computers and leasehold improvements;

•	fees paid to third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product

•

fees paid to consultants, subcontractors, CROs, and other third-party vendors for work performed under our clinical trials and preclinical studies, including but not limited to laboratory work and analysis, database management, statistical analysis, and other items; and

•	Amounts paid to vendors and suppliers for laboratory supplies.

The following table shows a summary of our research and development expenses for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(dollars in millions)
Research and development expense
ZW25	$25.1	$15.0	$6.1
ZW49	6.4	3.4	—
Therapeutic platforms	6.7	6.8	7.6
Other research activities	18.5	16.5	23.1

Total research and development expense	$56.7	$41.7	$36.8
Less: Government credits	—	1.1	1.3

	$56.7	$40.6	$35.5

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

For the year ended December 31, 2018, our research and development expenditures increased by $15.0 million, compared to the prior year. This was primarily due to an increase in activities related to the progression and expansion of ZW25 clinical studies and the associated manufacturing costs, as well as development activities for

ZW49 in 2018, and an increase in other research and development, which includes an increase in salaries and benefits expense as a result of an increase in headcount and non-cash stock-based compensation expense compared to the same period in 2017.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amount of the revenue and expenses recorded during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate.

While a summary of significant accounting policies has been included in note 2 of our consolidated financial statements, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our financial results and any effect of the estimates and judgments we used in preparing our consolidated financial statements. There have been no material changes to our critical accounting policies during the year ended December 31, 2018.

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

Acquired In-Process Research and Development

The in-process research and development intangible asset (“IPR&D”) is classified as indefinite-lived and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which are the respective patent terms. Amortization begins when intangible assets with finite lives are put into use. Indefinite-lived intangible assets will be evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. For definite-lived intangibles, if there is a major event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test. When an impairment test is performed, if the carrying value exceeds the recoverable value, based on discounted future cash flows, then such assets are written down to their fair values. All research and development costs incurred subsequent to the acquisition are immediately expensed as incurred.

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods and services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, to identify distinct performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For a collaborative arrangement that falls within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangement, when deemed appropriate.

As of December 31, 2018, the Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, and (iii) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:

Licenses of intellectual property including platform technology access: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.

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

Liability Classified Awards

Awards accounted for under ASC 718 “Compensation—Stock Options” (“ASC 718”) with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of our equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) our functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 “Derivatives and Hedging” (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in our functional currency is required to be classified as a liability.

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

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2018 within this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2018 and 2017

Research and Development Revenue

The following represents a comparison of our research and development revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Increase/(Decrease)
	(dollars in millions)
Revenue from research and development collaborations	$53.0	$51.8	$1.2	2%

Our revenue for each period presented is primarily comprised of non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements. Revenue for the year 2018 includes recognition of $23.5 million of upfront fee from BeiGene in relation to the Company granting BeiGene a license to its Azymetric and EFECT platforms to develop and commercialize up to three bispecific antibodies globally as well as granting licenses for development of ZW25; a $18.0 million upfront fee in relation to the second licensing agreement with Daiichi Sankyo; a $5.0 million upfront fee in relation to the licensing agreement with LEO; a $4.0 million research program expansion fee from Celgene; a $2.0 million development milestone payment triggered upon Lilly’s submission of an IND application under the first licensing agreement with Lilly and $0.5 million in research support payments from various collaborations. Our revenue for 2017 includes a $50.0 million upfront fee received from Janssen and a $1.0 million milestone payment from Daiichi Sankyo, as well as $0.8 million in research support payments.

Research and Development Expense

The following represents a comparison of our research and development expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Increase/(Decrease)
	(dollars in millions)
Research and development expense
ZW25	$25.1	$15.0	$10.1	67%
ZW49	6.4	3.4	3.0	88%
Therapeutic platforms	6.7	6.8	(0.1)	(1)%
Other research activities	18.5	16.5	2.0	12%

Total research and development expense	$56.7	$41.7	$15.0	36%

During the year ended December 31, 2018, our research and development expenditures increased by $15.0 million compared to 2017. This was primarily due to an increase in activities related to the progression and expansion of ZW25 clinical studies and the associated manufacturing costs, as well as development activities for ZW49 in 2018, and an increase in other research and development activities, which include an increase in salaries and benefits expense as a result of an increase in headcount and non-cash stock-based compensation expense compared to the same period in 2017. Research and development expense included non-cash stock-based compensation expense of $2.2 million from equity classified equity awards (2017—$0.9 million) and $2.0 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017—$0.5 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Increase/(Decrease)
	(dollars in millions)
General and administrative expense	$29.5	$18.6	$10.9	59%

General and administrative expense increased for the year ended December 31, 2018 by $10.9 million compared to 2017, primarily due to an increase in fair value of non-cash liability classified equity adjustments and stock-based compensation, as well as other increases in compensation and professional fees associated with year-on-year corporate growth. General and administrative expense include non-cash stock-based compensation expense of

$3.7 million from equity classified equity awards (2017 – $1.9 million) and $5.4 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2017 — $0.5 million).

Other Income (Expense)

	Year Ended December 31,
	2018	2017	Increase/(Decrease)
	(dollars in millions)
Other (expense) income, net	$(1.3)	$(1.0)	$0.3	30%

Net other expense for the year ended December 31, 2018 increased by approximately $0.3 million compared to 2017. Net other expense for 2018 primarily included a $3.6 million loss due to an increase in fair value of warrant liabilities, $0.2 million expense in change in fair value of contingent consideration and $0.2 million in interest expenses, which was partially offset by $2.6 million of interest income and a $0.1 million net foreign exchange gain. Net other expense for the same period in 2017 primarily consisted of a $3.1 million loss on debt extinguishment, $0.7 million in interest and accretion expenses and $0.5 million expense in change in fair value of contingent consideration, which were partially offset by $2.5 million in income due to a decrease in fair value of warrant liabilities, $0.7 million in interest income and a $0.1 million net foreign exchange gain.

Results of Operations for the Years Ended December 31, 2017 and 2016

Research and Development Revenue

The following represents a comparison of our research and development revenue for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Increase/(Decrease)
	(dollars in millions)
Revenue from research and development collaborations	$51.8	$11.0	$40.8	371%

Our revenue for each period presented is primarily comprised of non-recurring payments from our licensing and collaboration agreements. Revenue for the year 2017 includes a $50.0 million upfront fee received from Janssen and a $1.0 million milestone payment from Daiichi Sankyo, as well as $0.8 million in research support payments. Our revenue for 2016 includes a $6.0 million upfront technology access fee received from Daiichi Sankyo; a $2.0 million upfront technology access fee received from GSK; and a $2.0 million milestone payment received from Lilly, as well as $0.8 million in research support payments from Merck.

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

During the year ended December 31, 2017, our research and development expenditures increased by $4.9 million compared to 2016. This was primarily due to an increase in activities related to the progression and expansion of ZW25 clinical studies and the associated manufacturing costs, as well as development activities for ZW49 in 2017, which were partially offset by a decrease in other research and development expense compared to the same period in 2016. Research and development expense included non-cash stock-based compensation expense of $0.9 million from equity classified equity awards (2016—$2.3 million) and $0.5 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2016—$0.3 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Increase/(Decrease)
	(dollars in millions)
General and administrative expense	$18.6	$12.6	$6.0	48%

General and administrative expense increased for the year ended December 31, 2017 by $6.0 million compared to 2016, primarily due to an increase in compensation costs, professional fees, recruitment costs and depreciation expenses as well as new and expanded software subscription expenses. General and administrative expense include non-cash stock-based compensation expense of $1.9 million from equity classified equity awards (2016 – $0.8 million) and $0.5 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2016 – $0.9 million). The increase in professional fees over the same period in 2016 was primarily associated with IPO-related expenses as well as services with respect to intellectual property.

Other Income (Expenses)

	Year Ended December 31,
	2017	2016	Increase/(Decrease)
	(dollars in millions)
Other (expense) income, net	$(0.9)	$(1.0)	$(0.1)	(10)%

Net other expense for the year ended December 31, 2017 decreased by approximately $0.1 million compared to 2016, primarily due to a $3.3 million increase in gain from valuation of warrant liabilities, a $0.9 million decrease in interest and accretion expenses and a $0.4 million increase in interest income. These were partially offset by a $3.1 million loss on debt extinguishment, an $0.8 million decrease in foreign exchange gain, a $0.5 million increase in fair value of contingent consideration and a decrease of $0.1 million in gain from the previously held equity investment in Kairos in 2017.

Liquidity and Capital Resources

Sources of Liquidity

Until the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, an issuance of convertible debentures which subsequently converted into equity securities, a private placement of preferred shares and a credit facility. On June 2, 2016, we entered into a credit agreement (the “Credit Agreement”) with Perceptive Credit Opportunities Fund L.P. and PCOF Phoenix II Fund L.P. Pursuant to the Credit Agreement, we were able to borrow up to an aggregate of $15.0 million, consisting of Tranche A and Tranche B term loans for $7.5 million each, with the Tranche A term amount of $7.5 million being made available to us immediately upon the close of the transaction. Following the completion of our IPO, we exercised our option of repayment under the terms of the Credit Agreement and paid $7.8 million, which consisted of the outstanding Tranche A principal balance ($7.5 million) and an early repayment premium ($0.3 million).

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

We completed a subsequent public offering on June 11, 2018, pursuant to which we sold 6,210,000 common shares (including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option) for gross proceeds of $97.8 million. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of December 31, 2018, we had $200.2 million in cash and cash equivalents and short-term investments.

In addition to our existing cash and cash equivalents, we expect to continue to receive additional milestone payments and research support payments from our existing and future research collaborations. However, our ability to receive future milestone payments is dependent upon the successful completion of specified research and development activities by Zymeworks and its collaborators and therefore is uncertain at this time.

Cash Flows

The following table represents a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$24.2	$0.2	$(35.2)
Investing activities	(109.0)	(30.9)	(25.5)
Financing activities	91.4	50.0	64.8
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.2	0.8

Net increase in cash and cash equivalents	$6.3	$19.5	$4.9

Operating Activities

During the year ended December 31, 2018, cash from operating activities was $24.2 million, which consisted of a net loss of $36.6 million, adjusted by non-cash charges of $20.8 million and a net increase of $39.9 million in our net operating assets. The non-cash charges primarily consisted of $13.4 million in stock-based compensation, $3.6 million in depreciation and amortization, a $3.6 million loss from valuation of warrant liabilities, and a $0.2 million increase in fair value of the contingent consideration liability. The change in our net operating assets and liabilities was primarily attributable to an increase in a deferred revenue of $36.5 million, accounts payable and accrued liabilities of $3.8 million, and a $1.0 million net decrease in SR&ED and accounts receivable, offset by an increase in prepaids and other current assets of $1.3 million.

During the year ended December 31, 2017, cash from operating activities was $0.2 million, which consisted of a net loss of $10.4 million as a result of $51.8 million in revenue offsetting our research and development, general and administrative and other expenses. The net loss was adjusted by non-cash charges of $8.8 million and a net increase of $1.8 million in our net operating assets. The non-cash charges primarily consisted of $3.4 million in stock-based compensation, $2.7 million in depreciation and amortization, $3.1 million in loss on debt extinguishment, $1.5 million in impairment on acquired IPR&D and $0.5 million in increase in fair value of contingent consideration liability, which were partially offset by a $2.4 million gain from valuation of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a net decrease in our SR&ED and accounts receivable of $2.2 million, which was partially offset by a decrease in our accounts payable and accrued liabilities of $0.4 million.

During the year ended December 31, 2016, cash used in operating activities was $35.2 million, which consisted of a net loss of $33.8 million, adjusted by non-cash charges of $0.9 million and a net decrease of $2.4 million in our net operating assets. The non-cash charges primarily consisted of $4.3 million in stock-based compensation, $1.0 million in depreciation and amortization, $0.8 million in impairment on acquired IPR&D, $0.8 million in loss from valuation of warrant liabilities, and $0.6 million in accretion expenses, which were partially offset by a $5.5 million gain from deferred income tax recovery. The change in our net operating assets and liabilities was primarily attributable to a net increase in our SR&ED and accounts receivable of $1.4 million and an increase in our prepaid assets of $3.1 million, which were partially offset by an increase in our accounts payable and accrued liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities in 2018 is primarily related to a $105.6 million increase in short-term investments, $0.8 million in purchases of laboratory equipment, computer hardware and office equipment, as well as increases in leaseholds and $2.6 million in research licenses and software. Net cash used in investing activities in 2017 is primarily related to a $27.8 million increase in short-term investments, $2.0 million in purchases of laboratory equipment and computer hardware as well as increases in leaseholds and $1.1 million in research licenses and software. Net cash used in investing activities in 2016 is primarily related to $20.0 million in short-term investments and $4.5 million in purchases of laboratory equipment, computer hardware, and increases in leaseholds.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 primarily included $90.8 million net proceeds from a public offering of equity securities, as well as $0.9 million from exercises of stock options and shares issued under the Company’s employee share purchase plan. Net cash provided by financing activities for the year ended December 31, 2017 included $55.8 million of net proceeds from the IPO and $2.0 million from exercises of warrants and stock options, offset by $7.8 million in debt repayment. Net cash provided by financing activities for the year ended December 31, 2016 included $58.9 million from a private placement and $7.0 million of net proceeds from debt financing.

Funding Requirements

We have historically generated revenue from our strategic collaborations, licensing agreements and research support payments and we have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2018, combined with certain anticipated milestone payments from our collaborations, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by Zymeworks and our collaborators and therefore are uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors—Risks Related to Our Dependence on Third Parties—We may not realize the anticipated benefits of our strategic partnerships”.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington pursuant to leases that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia pursuant to a lease that will expire in August 2021. The leases contain rent escalation clauses. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at December 31, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	5 Years	Total
	(dollars in thousands)
Capital lease obligations	$21	$27	$12	$2	$—	$62
Operating lease obligations	1,860	1,871	1,429	87	—	5,247

Total contractual obligations	$1,881	$1,898	$1,441	$89	$—	$5,309

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

In August 2016, we entered into a license agreement with ITS to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period of which $4.5 million was paid for the period up to December 31, 2018. Licensing fees paid have been recorded in intangible assets and are being amortized over a twelve-month period. We may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos, we may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2018, the development milestone payments had an estimated fair value of approximately $707 thousand, which has been recorded as contingent consideration within Other long-term liabilities (December 31, 2017: $470 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of February 28, 2019, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 32,025,299 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 28, 2019, we had 1,901,913 common shares issuable pursuant to 1,901,913 exercisable outstanding stock options, 2,680,847 common shares issuable pursuant to 2,680,847 outstanding options that were not exercisable at that date, and we had approximately 44 holders of record of our common shares.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $200.2 million and $87.8 million at December 31, 2018 and December 31, 2017, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2018, our net monetary assets denominated in Canadian dollars was $3.5 million (C$4.8 million).

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

Year ended December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors Zymeworks Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zymeworks Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of loss and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its accounting policies for revenue recognition as of January 1, 2018 due to the adoption of ASC 606 — Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Chartered Professional Accountants

We have served as the Company’s auditor since 2015

Vancouver, Canada

March 6, 2019

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$42,205	$35,946
Short-term investments (note 4)	157,959	51,851
SR&ED receivables (note 11)	997	2,092
Accounts receivable	358	238
Prepaid expenses and other current assets	2,850	2,208

Total current assets	204,369	92,335
Deferred financing fees	265	—
Acquired in-process research and development (note 5)	18,396	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	1,135	1,215
Property and equipment, net (note 6)	6,484	7,178
Intangible assets, net (note 7)	1,614	748
Deferred tax assets (note 14)	84	67

Total assets	$244,363	$131,955

Liabilities, redeemable convertible preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$13,403	$9,053
Warrant liabilities (note 9b)	—	1,348
Fair value of liability classified options (note 2)	12,603	3,945
Deferred revenue (note 12)	3,530	—
Other current liabilities (note 8)	450	315

Total current liabilities	29,986	14,661
Long-term portion of deferred revenue (note 12)	32,941	—
Other long-term liabilities (note 8)	946	866

Total liabilities	63,873	15,527
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at December 31, 2018 and 2017; 31,977,668 and 25,444,006 shares issued and outstanding at December 31, 2018 and 2017, respectively (note 10a)	320,074	222,991
Additional paid-in capital	12,347	8,812
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(145,272)	(108,716)

Total shareholders’ equity	180,490	116,428

Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$244,363	$131,955

Research collaboration and licensing agreements (note 12)

Commitments and contingencies (note 15)

Subsequent events (note 16)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Research and development collaborations (note 12)	$53,019	$51,762	$11,009
Operating expenses:
Research and development	56,684	41,749	36,816
Government grants and credits (note 11)	5	(1,075)	(1,265)

	56,689	40,674	35,551
General and administrative	29,457	18,550	12,554
Impairment on acquired IPR&D (note 5)	—	1,536	768

Total operating expenses	86,146	60,760	48,873

Loss from operations	(33,127)	(8,998)	(37,864)
Other income (expense):
Interest and other expense	(166)	(422)	(950)
Change in fair value of warrant liabilities (note 9b)	(3,565)	2,450	(808)
Accretion expense	—	(248)	(576)
Gain on equity investment, net	—	—	79
Interest and other income	2,638	743	308
Foreign exchange gain	72	97	927
Loss on debt extinguishment (note 9a)	—	(3,114)	—
Change in contingent consideration (note 15)	(237)	(470)	—

Total other income (expense), net	(1,258)	(964)	(1,020)

Loss before income taxes	(34,385)	(9,962)	(38,884)
Current income tax (expense) (note 14)	(2,188)	(429)	(430)
Deferred income tax recovery (expense) (note 14)	17	(15)	5,505

Net loss and comprehensive loss	$(36,556)	$(10,406)	$(33,809)
Net loss per common share (note 2):
Basic	$(1.26)	$(0.51)	$(2.65)
Diluted	$(1.26)	$(0.64)	$(2.65)
Weighted-average common shares outstanding (note 2):
Basic	29,089,896	21,249,414	12,736,567
Diluted	29,089,896	21,321,209	12,736,567

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

	Redeemable Convertible Class A Preferred shares		Common shares		Warrants	Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	—	11,299,051	$83,605	$333	$(63,922)	$(6,659)	$4,882	$18,239
Issuance of redeemable convertible preferred shares, net of share issuance costs of $2,658	5,260,404	58,860	—	—	—	—	—	—	—
Issuance of common shares for Kairos Acquisition	—	—	1,822,657	22,973	—	—	—	—	22,973
Issuance of common shares on exercise of options	—	—	4,540	17	—	—	—	—	17
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	—	(124)	—	(823)	(947)
Share-based compensation	—	—	—	—	—	—	—	2,797	2,797
Fair value adjustment upon reclassification of warrants to liabilities	—	—	—	—	(333)	65	—	—	(268)
Net loss	—	—	—	—	—	(33,809)	—	—	(33,809)

Balance at December 31, 2016	5,260,404	$58,860	13,126,248	$106,595	$—	$(97,790)	$(6,659)	$6,856	$9,002
Issuance of common shares on exercise of options	—	—	207,777	1,777	—	—	—	(512)	1,265
Issuance of common shares on exercise of warrants	—	—	117,320	1,563	—	—	—	—	1,563
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	—	—	—	(2,879)	(2,879)
Share-based compensation	—	—	—	—	—	—	—	4,827	4,827
Beneficial conversion feature recognized on the conversion of redeemable convertible class A preferred shares (note 10c)	—	—	—	—	—	(520)	—	520	—

	Redeemable Convertible Class A Preferred shares		Common shares		Warrants	Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Conversion of redeemable convertible class A preferred shares to common shares in connection with initial public offering (note 10c)	(5,260,404)	(58,860)	7,098,194	58,860	—	—	—	—	58,860
Issuance of common shares in connection with initial public offering, net of offering costs of $9,392	—	—	4,894,467	54,196	—	—	—	—	54,196
Net loss	—	—	—	—	—	(10,406)	—	—	(10,406)

Balance at December 31, 2017	—	$—	25,444,006	$222,991	$—	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options (note 10e)	—	—	94,812	1,166	—	—	—	(341)	825
Issuance of common shares through employee share purchase plan (note 10f)	—	—	22,489	252	—	—	—	—	252
Share-based compensation	—	—	—	—	—	—	—	3,876	3,876
Issuance of common shares on exercise of warrants (note 9b)	—	—	206,361	4,913	—	—	—	—	4,913
Issuance of common shares in connection with public offering, net of offering costs of $7,056 (note 1)	—	—	6,210,000	90,752	—	—	—	—	90,752
Net loss	—	—	—	—	—	(36,556)	—	—	(36,556)

Balance at December 31, 2018	—	$—	31,977,668	$320,074	$—	$(145,272)	$(6,659)	$12,347	$180,490

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Loss for the year	$(36,556)	$(10,406)	$(33,809)
Items not involving cash:
Depreciation of property and equipment	1,880	1,681	541
Amortization of intangible assets	1,750	1,058	484
Equity loss on investment	—	—	98
Gain on fair value of equity investment	—	—	(177)
Accretion on long-term debt	—	248	576
Loss on debt extinguishment	—	3,114	—
Share-based compensation (note 10e)	13,441	3,429	4,291
Deferred income tax (recovery) expense	(17)	15	(5,505)
Impairment on acquired IPR&D	—	1,536	768
Change in fair value of warrant liabilities (note 9b)	3,565	(2,450)	808
Change in fair value of contingent consideration (note 15)	237	470	—
Unrealized foreign exchange gain	(48)	(254)	(954)
Changes in non-cash operating working capital:
Accounts receivable	(119)	2,409	(592)
SR&ED receivables	1,093	(175)	(780)
Prepaid expenses and other current assets	(1,344)	(27)	(3,141)
Accounts payable and accrued liabilities	3,684	(358)	1,934
Deferred revenue	36,471	—	—
Income taxes payable	140	(71)	212

Net cash generated from (used in) operating activities	$24,177	$219	$(35,246)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs (note 1)	—	55,791	—
Proceeds from subsequent public offering, net of issuance costs (note 1)	90,752	—	—
Issuance of preferred shares from private placement, net of issuance costs	—	—	58,860
Issuance of common shares on exercise of options (note 10e)	682	965	17
Issuance of common shares on exercise of warrants (note 9b)	—	1,018	—
Issuance of common shares through employee share purchase plan (note 10f)	233	—	—
Debt financing (note 9a)	—	—	6,953
Repayment of debt (note 9a)	—	(7,814)	—
Deferred financing fees	(225)	—	(1,046)
Capital lease payments	(11)	(9)	(7)

Net cash provided by financing activities	$91,431	$49,951	$64,777

	Year Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Short-term investments	(105,626)	(27,767)	(20,067)
Acquisition of property and equipment	(803)	(2,015)	(4,425)
Acquisition of intangible assets	(2,617)	(1,106)	(1,039)
Cash acquired from Kairos, net of cash consideration	—	—	78

Net cash used in investing activities	$(109,046)	$(30,888)	$(25,453)

Effect of exchange rate changes on cash and cash equivalents	(303)	227	840

Net change in cash and cash equivalents	6,259	19,509	4,918
Cash and cash equivalents, beginning of year	35,946	16,437	11,519

Cash and cash equivalents, end of year	$42,205	$35,946	$16,437

Supplemental disclosure of non-cash investing and finance items:
Share issue costs and deferred financing fees in accounts payable and accrued liabilities	$40	$—	$910
Acquisition of property and equipment in accounts payable and accrued liabilities	382	123	2,055
Cashless exercise of warrants (note 9b)	4,913	—	—
Class A Preferred Shares Warrant issued in connection with debt	—	—	3,266
Common Shares issued in connection with the Kairos acquisition	—	—	22,973

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Notes to the Consolidated Financial Statements

1. Nature of Operations

Zymeworks Inc. (the “Company” or “Zymeworks”) was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia). Zymeworks is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, including developing its therapeutic platforms, identifying and developing potential product candidates by undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.

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

Initial Public Offering

On April 27, 2017, the Company’s registration statement on Form F-1 (File No. 333-217100) relating to its initial public offering (“IPO”) of its common shares was declared effective by the U.S. Securities and Exchange Commission (“SEC”) and a final base PREP prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. A supplemented PREP prospectus containing pricing information and other important information relating to the common shares was also filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The Company’s common shares began trading on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) on April 28, 2017 under the symbol “ZYME”. The public offering price of the shares sold in the IPO was $13.00 per share. The IPO closed on May 3, 2017, pursuant to which the Company sold 4,894,467 shares of common shares including the sale of 394,467 shares of common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017. The Company received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 7,098,194 common shares (note 10c) and the Redeemable Convertible Class A Preferred Shares Warrants were converted into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share (note 9).

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

All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, some of which are those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, Scientific Research and Experimental Development (“SR&ED”) Program, share-based compensation, warrants, accrual of expenses, preclinical study accruals, valuation allowance for deferred taxes, other contingencies and valuation of assets acquired in a business combination. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted on a modified retrospective basis Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expect to receives in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods and services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, to identify distinct performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangement, when deemed appropriate.

As of December 31, 2018, the Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, and (iii) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:

Licenses of intellectual property including platform technology access: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.

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

Prior to ASC 606 Adoption

The Company recognized revenue when all of the following criteria were met: persuasive evidence of an arrangement existed, the fee was fixed or determinable, delivery or performance was substantially completed and collectability was reasonably assured.

The Company analyzed agreements with more than one element, or deliverable, based on the guidance in ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC605-25”). Each required deliverable was evaluated to determine whether it qualified as a separate unit of accounting. A delivered item or items were considered a separate unit of accounting if they had value to the collaborator or licensee on a stand-alone basis and, if the agreement included a general right of return, the delivery or performance of undelivered items was considered probable and within the control of the Company.

In assessing whether an item or items have stand-alone value, the Company considered if the deliverable or deliverables were sold separately on a stand-alone basis. Additional factors considered included research capabilities of the strategic partner or licensee, the availability of the associated expertise in the general market place, whether the delivered item or items could be used for their intended purpose without receipt of the remaining item(s), whether the value of the delivered item(s) was dependent on the undelivered item(s) and whether there were other vendors that could provide the undelivered item(s).

Arrangement consideration that was fixed or determinable was allocated at the inception of the agreement to all identified units of accounting based on the relative estimated selling prices in accordance with the selling price hierarchy. The selling price of each deliverable was determined using vendor specific objective evidence of selling prices, if it existed; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence nor third-party evidence existed, the Company used its best estimate of the selling price for each deliverable. Management exercised considerable judgment in estimating the selling prices of identified units of accounting under its agreements. The arrangement consideration otherwise allocable to delivered units was limited to the amount that was not contingent on the delivery of additional items or fulfillment of other performance conditions.

When the Company determined that a license and the related therapeutic platform had stand-alone value to the licensee, these items were considered a unit of accounting and arrangement consideration allocated to this unit of accounting was recognized upon delivery of the therapeutic platform. When research services related to the transfer of the technical information were required, then the license, the applicable research services, and therapeutic platform were considered a unit of accounting and the Company had to determine the period over which the performance obligations were performed, which generally related to the period the research services would be performed, and over which revenue would be recognized. If the Company could not reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement was recognized on a straight-line basis over the period the Company was expected to complete its performance obligations.

The Company recognized other research support payments as revenue upon the performance of activities which were eligible for research support payments from its strategic partners, in accordance with the respective licensing and collaboration agreements.

The Company analyzed milestones based on the guidance in ASC 605-28, Revenue Recognition—Milestone Method (“ASC 605-28”). The Company evaluated milestone payments on an individual basis and recognizes revenue from non-refundable milestone payments when the earnings process was complete and the payment was reasonably assured. Non-refundable milestone payments related to arrangements under which the Company had continuing performance obligations were recognized as revenue upon achievement of the associated milestone, provided that the milestone event was substantive and its achievability was not reasonably assured at the inception of the agreement. A milestone event was considered substantive if (i) the milestone was commensurate with either (a) the Company’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) it related solely to past performance and (iii) it was reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If any portion of the milestone payment did not relate to the Company’s performance, did not relate solely to past performance or was refundable or adjustable based on future performance, the milestone was not considered to be substantive. Certain milestones in the agreements did not meet the ASC 605-28 definition of a milestone because achievement of the milestone solely depended on the performance of the licensee. Any revenue from these contingent payments was subject to an allocation of arrangement consideration and was recognized over the remaining period of performance obligations, if any, relating to the arrangement. If there were no remaining performance obligations under the arrangement at the time the contingent payment was triggered, the contingent payment was recognized as revenue in full upon the triggering event occurring.

Options for future deliverables were considered substantive if, at the inception of the arrangement, the Company was at risk as to whether the licensee would choose to exercise the option. Factors that the Company considered in evaluating whether an option was substantive included the overall objective of the arrangement, the benefit the licensee might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option would be exercised. For arrangements under which an option was considered substantive, the Company did not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees were not included in the initial consideration, assuming the option was not priced at a significant and incremental discount. Conversely, for arrangements under which an option was not considered substantive or if an option was priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in the initial consideration.

Since inception, the Company did not have any royalty income.

Contract assets and liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

Contract liabilities are mainly comprised of deferred revenues. Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated financial statements. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

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

Deferred Financing Costs

Deferred financing costs consist of incremental fees charged by underwriters, attorneys, accountants and printers that are directly attributable to future financing transactions. These costs are deferred and subsequently charged against the gross proceeds of the related financing transaction.

Segment Information

The Company operates and manages its business in one segment, which is the discovery, development and commercialization of next-generation multifunctional biotherapeutics. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2018 and 2017, the Company determined that there were no impaired assets and no assets held-for-sale.

Government Grants and Credits

Government grants are recognized where there is reasonable assurance that the grant will be received and all associated conditions will be complied with. Reimbursements of eligible research and development expenditures pursuant to government assistance programs are recorded as a reduction of research and development costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense on share awards granted to employees and members of the board of directors based on their estimated grant date fair value using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of the Company’s underlying common share at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common shares. The Company recognizes stock-based compensation expense, net of estimated forfeitures, in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period wherein the cumulative amount of compensation cost recognized at any point in time at least equals the portion of grant date fair value of the options that vested on that date. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods.

Stock options granted to individual service providers who are not employees are measured on the date of performance using the Black-Scholes option-pricing model and the awards are periodically remeasured as the underlying options vest. The fair value of the stock-based awards is amortized over the vesting period.

The Company has an employee stock purchase plan which is considered compensatory. Accordingly, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period.

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

Effective December 31, 2018, the Company early adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date. As amended, the goodwill impairment test consists of one step that requires comparing the fair value of a reporting unit to its carrying amount, which includes goodwill. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired. If the carrying amount exceeds the fair value of the reporting unit, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

Acquired In-Process Research and Development and Definite-lived Intangible Assets

The in-process research and development intangible asset (“IPR&D”) arose from the acquisition of Kairos on March 18, 2016 (note 5). IPR&D is classified as indefinite-lived and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are amortized on a basis which reflect the pattern in which the economic benefits are consumed. Amortization begins when intangible assets with finite lives are put into use. Indefinite-lived intangible assets will be evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present. For definite-lived intangibles, if there is a event indicating that the carrying value of intangible assets may be impaired, then management will perform an impairment test. When an impairment test is performed, if the carrying value exceeds the recoverable value, based on the sum of undiscounted future cash flows, then such assets are written down to their fair values. All research and development costs incurred subsequent to the acquisition of IPR&D are immediately expensed as incurred.

Fair Value Measurements

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

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s capital lease obligations as of December 31, 2018 approximates its fair value. As quoted prices for the warrants and liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly to fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$12,603	$—	$—	$12,603
Warrant liabilities	—	—	—	—
Liability for contingent consideration	707	—	—	707

Total	$13,310	$—	$—	$13,310

	December 31, 2017	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$3,945	$—	$—	$3,945
Warrant liabilities	1,348	—	—	1,348
Liability for contingent consideration	470	—	—	470

Total	$5,763	$—	$—	$5,763

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Year ended December 31, 2018	$470	$237	$707
Year ended December 31, 2017	$—	$470	$470

The following table presents the changes in fair value of the Company’s warrant liabilities:

	Liability at the beginning of the period	Warrants issued	Reclassification to liability from equity	Increase (decrease) in fair value of warrant liabilities	Exercise of warrants	Liability at end of the period
Year ended December 31, 2018	$1,348	$—	$—	$3,565	$(4,913)	$—
Year ended December 31, 2017	$4,342	$—	$—	$(2,450)	$(544)	$1,348

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Year ended December 31, 2018	$3,945	$—	$9,451	$(142)	$(651)	$12,603
Year ended December 31, 2017	$2,458	$2,879	$(1,413)	$(300)	$321	$3,945

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

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common shareholders:	$(36,556)	$(10,406)	$(33,809)
Deemed dividend due to beneficial conversion feature	—	(520)	—

Basic	$(36,556)	$(10,926)	$(33,809)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant	—	(2,757)	—

Diluted	$(36,556)	$(13,683)	$(33,809)

Denominator:
Weighted-average common shares outstanding:
Basic	29,089,896	21,249,414	12,736,567
Adjustment for dilutive effect of liability classified stock options and warrants	—	71,795	—

Diluted	29,089,896	21,321,209	12,736,567
Net loss per common share—basic	$(1.26)	$(0.51)	$(2.65)
Net loss per common share—diluted	$(1.26)	$(0.64)	$(2.65)

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014–09, Revenue from Contracts with Customers (Topic 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue for U.S. GAAP by creating a new Topic 606, Revenue from Contracts with Customers and it supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and supersedes some cost guidance included in Subtopic 605–35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a complete discussion see Note 2 “Revenue” and Note 9, “Research, Collaboration and Licensing Agreements”. The Company adopted the new standard effective January 1, 2018, as required, using the modified retrospective approach under which previously presented financial statements are not restated and the cumulative effect of adopting ASC 606 is recognized by adjusting retained earnings at the effective date. The adoption of ASU 2014–09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018.

In January 2017, the FASB issued ASU 2017–04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017–04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date. ASU 2017–04 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted the new standard effective December 31, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 2 “Business Combination and Goodwill”.

In November 2018, the FASB issued ASU 2018–18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance that clarifies when certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer, and amends ASC 808 to refer to the unit-of-account guidance in ASC 606. The guidance specifically precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for entities that have adopted ASC 606. The Company early adopted the new standard effective December 31, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as majority of the Company’s existing strategic partnership agreements are not collaboration agreements.

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016–02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017–13, ASU 2018–10 and ASU 2018–11 (collectively, Topic 842). Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance retains a distinction between finance leases and operating leases, with cash payments from operating leases classified within operating activities in the statement of cash flows. It also requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet, for the obligations created by those leases and an offsetting right of use asset. The accounting for lessors will remain largely unchanged from the existing accounting standards. Topic 842 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2018. The Company has arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet and is currently evaluating the impact these changes will have on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017–09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017–09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The new guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017–11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after

December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018–07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018–15, Intangibles—Goodwill and Other – Internal Use Software (Subtopic 350–40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018–16—Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU provides guidance that adds the overnight index swap rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates in ASC 815 that are eligible to be hedged. As a result, entities may designate changes in this rate as the hedged risk in hedges of interest rate risk for fixed-rate financial instruments. This ASU is effective when an entity adopts the new hedging guidance in ASU 2017–12. For entities that have not adopted ASU 2017–12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted, as long as the entity has adopted ASU 2017–12. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

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

The Company performed its annual impairment test for IPR&D as of December 31, 2018 and concluded that there were no impairment indicators related to IPR&D for the twelve months ended December 31, 2018. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2016	$20,700	$(768)	$19,932
Change during the year	—	(1,536)	(1,536)

Balance at December 31, 2017	$20,700	$(2,304)	$18,396
Change during the period	—	—	—

Balance at December 31, 2018	$20,700	$(2,304)	$18,396

The Company also performed its annual impairment test for goodwill as of December 31, 2018. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2018, the Company performed a qualitative assessment for impairment of goodwill, considering factors including industry and market conditions, macro-economic conditions, and the excess of market capitalization over the carrying value of the net assets at December 31, 2018, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the step 1 quantitative test was not required.

6. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Computer hardware	$1,439	$1,575
Furniture and fixtures	747	552
Office equipment	535	484
Laboratory equipment	5,270	4,895
Leasehold improvements	3,377	3,022
Construction in progress	221	196

Property and equipment	$11,589	$10,724
Less accumulated depreciation	(5,105)	(3,546)

Property and equipment, net	$6,484	$7,178

During the year ended December 31, 2018, the Company entered into a new capital lease for office equipment of $10 (2017—$10). Total assets under capital lease were $72 and $78 at December 31, 2018 and 2017, respectively; accumulated depreciation for these assets were $56 and $47 at December 31, 2018 and 2017, respectively. As of December 31, 2018, the total future minimum lease payments for the capital leases are $62 (2017—$73).

Depreciation expense on property and equipment for the years ended December 31, 2018, 2017 and 2016 was $1,880, $1,681 and $541, respectively.

7. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2018	2017
Computer software and licenses	$5,429	$2,812
Less accumulated amortization	(3,815)	(2,064)

Intangible assets, net	$1,614	$748

Amortization expense on intangible assets for the years ended December 31, 2018, 2017 and 2016 was $1,750, $1,058 and $484, respectively.

8. Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2018	2017
Trade payables	$2,599	$1,664
Accrued research expenses	6,633	4,708
Employee compensation and vacation accruals	2,926	1,981
Accrued legal and professional fees	556	308
Payable to CDRD Ventures Inc. (“CVI”) for Kairos SR&ED receivable (note 5)	—	165
Other	689	227

Total	$13,403	$9,053

Other current liabilities consisted of the following:

	December 31,
	2018	2017
Current income tax liability	$299	$158
Current portion of lease inducements	136	147
Current portion of capital lease liability	15	10

Total	$450	$315

Other long term liabilities consisted of the following:

	December 31,
	2018	2017
Liability for contingent consideration (note 15)	$707	$470
Lease inducements	197	344
Capital lease liability	42	52

Total	$946	$866

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

Immediately prior to the consummation of the IPO, in conjunction with the conversion of the Company’s Redeemable Convertible Class A Preferred Shares into common shares (note 10c), the Redeemable Convertible

Class A Preferred Share Warrants were converted on a 1.349367-for-1 basis into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share. These common share warrants were classified as liabilities as they contained a down-round provision and because of the understanding that in compliance with applicable securities laws, the warrants required the issuance of registered securities upon exercise and did not sufficiently preclude an implied right to net cash settlement.

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

Year ended December 31, 2017
Long term debt at January 1, 2017	$4,810
Less: unamortized debt issue costs at January 1, 2017	(393)

Long term debt at January 1, 2017, net of deferred charges	$4,417
Accretion during the period up to the Repayment Date	248
Amortization of debt issue costs during the period up to the Repayment Date	35

Carrying value of long term debt on the Repayment Date, net of deferred charges	$4,700
Repayment, including repayment premium and expenses	(7,814)

Loss on debt extinguishment	$(3,114)

b. Warrant Liabilities

Warrant liabilities from Perceptive warrants (note 9a) were $nil and $1,348 as of December 31, 2018 and December 31, 2017, respectively.

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

As of December 31, 2017, the estimated fair value of the Perceptive warrants was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2017
Dividend yield	0%
Expected volatility	66.7%
Risk-free interest rate	2.09%
Expected term	3.42	years

10. Redeemable Convertible Class A Preferred Shares and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

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

b.	Redeemable Convertible Class A Preferred Shares

As of December 31, 2018 and 2017, no Redeemable Convertible Preferred Shares were outstanding. The rights and preferences of the historical Redeemable Convertible Class A Preferred Shares were as follows:

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

Upon the liquidation, dissolution, reorganization or winding-up of the Company, holders of Class A preferred shares were entitled to receive, before any distribution or payment on the common shares, an amount equal to the greater of:

(i) (a)	if such event occurred prior to January 7, 2017, 1.25 times the Class A original issue price of $11.69 per share,

(b)	if such event occurred after January 7, 2017, 1.5 times the Class A original issue price of $11.69 per share, under both cases plus any dividends declared but unpaid.

(ii)	amount per share payable had all Class A preferred shares been converted into common shares in accordance with the conversion mechanism.

The preferences over common shareholders ceased to exist upon conversion of preferred shares into common shares.

Each preferred shareholder was previously entitled to the number of votes that such shareholder would be entitled to if such preferred shares were converted to common shares.

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

c.	Conversion of Redeemable Convertible Class A Preferred Shares to Common Shares

Immediately prior to the consummation of the IPO, all outstanding Redeemable Convertible Class A Preferred Shares were converted into 7,098,194 common shares on a 1-for-1.349367 basis. No Redeemable Convertible Class A Preferred Shares were outstanding as of December 31, 2017 or 2018.

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

As of December 31, 2018, no preferred shares were issued or outstanding, respectively.

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

The maximum number of common shares reserved for issuance under the New Plan is 5,686,097, which includes 3,985,768 shares issuable upon exercise of options outstanding as of December 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2016	1,910,521	11.67	8.69	7.36	20,958	15,609
Granted	731,528	18.91	14.56
Expired	(80,254)	12.75	9.82
Exercised	(207,777)	6.02	4.64
Forfeited	(90,306)	18.23	14.04

Outstanding, December 31, 2017	2,263,712	14.24	11.35	7.53	1,455	1,160
Granted	326,975	16.51	12.74
Expired	(7,908)	16.22	12.52
Exercised	(94,812)	8.81	6.80
Forfeited	(41,977)	18.09	13.96

Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571

December 31, 2018
Exercisable	1,546,911	13.41	9.83	6.15	11,209	8,217
Vested and expected to vest	2,397,824	14.61	10.71	6.95	14,410	10,563

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2016	—	—	—	—
Granted	650,480	9.70
Expired	—	—
Exercised	—	—
Forfeited	(13,885)	9.82

Outstanding, December 31, 2017	636,595	9.70	9.46	15
Granted	910,783	13.03
Expired	—	—
Exercised	—	—
Forfeited	(7,600)	9.82

Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
December 31, 2018:
Exercisable	285,350	10.04	8.52	1,704
Vested and expected to vest	1,472,436	11.65	9.01	4,876

The Company received cash proceeds of $682 (C$883) (2017: $965 (C$1,250), 2016: $17 (C$22)) from stock options exercised.

The following table summarizes information pertaining to the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan and outstanding at December 31, 2018 and December 31, 2017:

	As of December 31, 2018
	Options outstanding				Options exercisable
Exercise price (C$)	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price (C$)	Weighted- average exercise price (US$)	Number of options exercisable	Weighted- average exercise price (C$)	Weighted- average exercise price (US$)
3.58—5.37	219,369	1.84	4.90	3.59	219,369	4.90	3.59
7.26—9.94	141,608	5.87	8.29	6.08	102,087	7.64	5.60
11.60—13.20	877,492	7.11	12.25	8.98	621,958	12.12	8.89
14.44—17.09	531,295	7.74	15.14	11.10	254,080	14.44	10.58
18.33—20.74	214,514	7.98	20.58	15.08	113,802	20.74	15.20
21.05—22.65	461,712	8.20	22.48	16.48	235,615	22.60	16.57

3.58 to 22.65	2,445,990	6.99	14.66	10.74	1,546,911	13.41	9.83

	As of December 31, 2017
	Options outstanding				Options exercisable
Exercise price (C$)	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price (C$)	Weighted- average exercise price (US$)	Number of options exercisable	Weighted- average exercise price (C$)	Weighted- average exercise price (US$)
3.58—5.37	268,965	2.74	4.88	3.89	268,965	4.88	3.89
7.26—9.94	148,498	6.95	8.32	6.64	89,498	7.26	5.79
11.60—12.10	717,826	7.78	12.02	9.58	410,968	11.96	9.53
13.21—14.44	468,116	7.98	13.98	11.14	247,268	14.44	11.51
20.74—22.65	660,307	9.02	21.98	17.52	119,280	21.58	17.20

3.58 to 22.65	2,263,712	7.53	14.24	11.35	1,135,979	11.46	9.14

The following table summarizes information pertaining to the Company’s stock options granted in U.S. dollars under the New Plan and outstanding at December 31, 2018 and December 31, 2017:

	As of December 31, 2018
	Options outstanding			Options exercisable
Exercise price (US$)	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price (US$)	Number of options exercisable	Weighted- average exercise price (US$)
6.80—7.76	27,855	8.74	7.11	14,308	6.69
9.81—11.84	1,166,640	8.82	10.79	253,140	9.81
12.77—14.51	113,000	9.77	13.51	—	—
15.01—15.92	159,858	9.78	15.22	17,902	15.78
16.42—17.21	72,425	9.41	16.76	—	—

6.80 to 17.21	1,539,778	9.02	11.67	285,350	10.04

	As of December 31, 2017
	Options outstanding			Options exercisable
Exercise price (US$)	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price (US$)	Number of options exercisable	Weighted- average exercise price (US$)
6.80	18,855	9.62	6.80	1,396	6.80
7.75	9,000	9.98	7.75	—	—
9.82	608,740	9.45	9.82	—	—

6.80 to 9.82	636,595	9.46	9.70	1,396	6.80

The stock options expire at various dates from February 5, 2019 to December 16, 2028.

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted- average fair value price (C$)	Aggregate Fair value (C$)	Weighted- average fair value price (US$)
Non-vested, December 31, 2017	1,127,733	9.64	10,876	7.69
Options granted	326,975	9.96	3,259	7.69
Options vested	(513,652)	10.14	(5,210)	7.83
Options forfeited and cancelled	(41,977)	10.83	(455)	8.36

Non-vested, December 31, 2018	899,079	10.25	8,470	7.51

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average fair value price (US$)	Aggregate Fair value (US$)
Non-vested, December 31, 2017	635,199	3.58	2,276
Options granted	910,783	7.99	7,277
Options vested	(283,954)	5.69	(1,615)
Options forfeited and cancelled	(7,600)	5.64	(43)

Non-vested, December 31, 2018	1,254,428	7.31	7,895

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

	Year Ended December 31,
	2018	2017	2016
Research and development expenses:
Stock-based compensation for equity classified instruments	$2,203	$913	$2,335
Change in fair value of liability classified equity instruments	2,032	492	280

	$4,235	$1,405	$2,615
General and administrative expenses:
Stock-based compensation for equity classified instruments	$3,693	$1,852	$786
Change in fair value of liability classified equity instruments	5,362	486	889

	$9,055	$2,338	$1,675
Finance expense (income):
Stock-based compensation for equity classified instruments	$1	$—	$—
Change in fair value of liability classified equity instruments	150	(314)	1

	$151	$(314)	$1

For the year ended December 31, 2018, $3,876 of share-based compensation expense was recorded in additional paid-in capital and the remaining balance was recorded in the liability classified stock options and ESPP liability accounts (2017: $4,827 in additional paid-in capital and the remaining balance in liability classified stock options and ESPP liability accounts, 2016: $2,797 in additional paid-in capital and the remaining balance in liability classified stock options account).

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018		2017		2016
Dividend yield	0%		0%		0%
Expected volatility	66.52%		66.25%		70.52%
Risk-free interest rate	2.18%		1.44%		1.08%
Expected average life of options	5.91	years	5.90	years	5.91	years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018		2017		2016
Dividend yield	0%		0%		—
Expected volatility	66.78%		65.89%		—
Risk-free interest rate	2.69%		1.84%		—
Expected average life of options	5.88	years	5.89	years	—

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

Risk-Free Interest Rate—This rate is from the Government of Canada and U.S. Federal Reserve marketable bonds for the month prior to each option grant during the year, having a term that most closely resembles the expected life of the option.

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
Dividend yield	0%		0%
Expected volatility	72.27%		66.46%
Risk-free interest rate	1.94%		1.55%
Expected average option term	3.59	years	5.89	years
Number of liability classified share options outstanding	1,437,163		1,475,485

The total intrinsic value of options exercised during the year ended December 31, 2018, 2017 and 2016 was $2,388 (C$3,094) (2017: $1,550 (C$2,013), 2016: $38 (C$51)), respectively. At December 31, 2018, the unamortized compensation expense related to unvested options was $8,395 (C$11,452). The remaining unamortized compensation expense as of December 31, 2018 will be recognized over a weighted-average period of 2.0 years.

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

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $114 has been recorded to research and development expense and general and administrative expense accounts. As of December 31, 2018, total amount contributed by the ESPP participants is $359.

Accordingly, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period.

11. Government Grants and Credits

	Year Ended December 31,
	2018	2017	2016
SR&ED credits (expense), net	$(5)	$857	$1,265
IRAP credits	—	218	—

Total	$(5)	$1,075	$1,265

The Company accrued refundable investment tax credits receivable for the year ended December 31, 2018 of $106 as well as a true-up adjustment of $(111) for year 2016 resulting a net expense of $5 for the year ended December 31, 2018. The SR&ED receivable of $997 as of December 31, 2018, includes $229 and $662 relating to the investment tax credits for 2017 and 2016, respectively that were not collected yet. Although the Company has used its best judgment and understanding of the related income tax legislation in determining its claims, it is possible the amounts could increase or decrease materially in the future, as the Canada Revenue Agency reserves the right to review and audit the investment tax credit claims.

During the current year, the Company did not recognize any amounts under IRAP. Research grants were recorded as a reduction in research and development expenses in the statement of loss and comprehensive loss. The IRAP funding agreement contains contingency clauses which could require repayment of funding if certain conditions are not met. The Company is in compliance with these conditions.

12. Research Collaboration and Licensing Agreements

The Company has entered into a number of collaboration and licensing agreements. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and (iv) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:

•	non-refundable, upfront license and platform technology access fees;

•	research, development and regulatory milestone payments;

•	commercial milestone payments; and

•	royalties on net sales of licensed products.

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Year ended December 31,
	2018	2017	2016
Janssen:
Recognition of upfront fee	$—	$50,000	$—
Merck:
Research support payments	—	1	832
Lilly:
Milestone revenue	2,000	—	2,000
Research support payments	—	15	46
Celgene:
Option payment	4,000	—	—
GSK:
Technology access fee	—	—	6,000
Daiichi Sankyo:
Technology access fee	18,000	—	2,000
Milestone revenue	—	1,000	—
Research support payments	—	700	131
LEO:
Recognition of upfront fee	5,000	$—	$—
Research support payments	116	—	—
BeiGene:
Recognition of upfront fee	23,530	$—	$—
Other	373	46	—

	$53,019	$51,762	$11,009

As at January 1, 2018 and December 31, 2018, contract assets from research, collaboration and licensing agreements were $nil. Contract liabilities are comprised of $36,471 deferred revenue from BeiGene as of December 31, 2018 (December 31, 2017: nil) as disclosed below.

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

At execution, the transaction price included only the $1.25 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Merck and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the year ended December 31, 2018, the Company recorded $nil (2017: $1 and 2016: $832) in research support payments from Merck, under the terms of the amended agreement.

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

At execution, the transaction price included only the $1.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the year ended December 31, 2018, the Company recorded $nil (2017: $15 and 2016: $46) in research support revenue from Lilly which was a related party during 2018. Lilly is not considered a related party as of December 31, 2018.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Lilly, is a customer. At execution, there was no upfront fee received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

At execution, the transaction price included only the $8.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Celgene and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company concluded that, at the inception of the agreement, Celgene’s option to obtain a Commercial License did not represent a deliverable because it is a substantive option and does not contain a significant or incremental discount.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. At execution, there was no upfront fee received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

At execution, the transaction price included only the $6.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to GSK and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

At execution, the transaction price included only the $2.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sankyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the year ended December 31, 2018, the Company recorded $nil in research support revenue from Daiichi Sankyo (2017: $700 and 2016: $131).

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

At execution, the transaction price included only the $18.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Daiichi Sanyo and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No development or commercial milestone payments or royalties have been received to date.

Collaboration and License Agreement with Janssen Biotech, Inc. (“Janssen”)

On November 13, 2017, the Company entered into a Collaboration and License Agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Janssen a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize certain products. Janssen also has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Under the agreement, Janssen will be solely responsible for the research, development, manufacturing and commercialization of the products.

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

At execution, the transaction price included only the $50.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No research, development or commercial milestone payments or royalties have been received to date.

Research and License Agreement with LEO Pharma A/S (“LEO”)

On October 23, 2018, the Company entered into a collaboration agreement with LEO. The Company granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Azymetric and EFECT platforms, for dermatologic indications. Zymeworks will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of their own products.

Pursuant to this agreement, the Company received an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, LEO, is a customer. The Company identified the following promised goods and services at the inception of the LEO agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how (3) participation in the Joint Steering Committee (“JSC”), and (4) performance of research activities under the Research Program. The Company concluded that the licenses and platform technologies together are distinct while the Company’s participation to the JSC is a protective right. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the upfront fee of $5.0 million was allocated to this performance obligation and was recognized as revenue upon delivery of the licenses and transfer of the relevant technology. The research activities to be performed on behalf of LEO after the transfer of the technology are also determined to be distinct as LEO or another third party could provide these services without the Company’s assistance. The revenue to be received from LEO from delivery of these services is recognized upon performance of such activities at rates consistent with prevailing market rates

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated the best estimate of selling price of the licenses and technology platform based on comparable license and collaboration arrangements.

At execution, the transaction price included only the $5.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to LEO and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The consideration otherwise allocable to delivered units is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions. Consequently, the arrangement consideration related to the research activities to be performed on behalf of LEO after the transfer of the technology was excluded from the allocation arrangement consideration because the consideration and performance are contingent upon LEO requesting performance of the services and these services are priced at an estimated fair value.

During the year ended December 31, 2018, the Company recorded $116 in research support revenue from LEO.

Collaboration and License Agreements with BeiGene, Ltd. (“BeiGene”)

On November 26, 2018, the Company entered into three concurrent agreements with BeiGene whereby the Company granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, ZW25 (“ZW25 Agreement”) and ZW49 (“ZW49 Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Pursuant to these agreements, Zymeworks received an upfront payment of $60.0 million in 2018 for the totality of the rights described. The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $40.0 million of transaction price to the License and Collaboration Agreements for ZW25 and ZW49 while $20.0 million has been allocated to the Company’s performance obligations under the Research and Licensing Agreement for Azymetric and EFECT Platforms.

License and Collaboration Agreements for ZW25 and ZW49

The Company is also eligible to receive development and commercial milestone payments of $390 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date. Under the agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will be independently conducting other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all the development and commercialization costs in their own territories.

The Company assessed the ZW25 and ZW49 agreements in accordance with ASC 606 and ASC 808, as certain performance obligations for research and development activities of these agreements fall under ASC 808. ASC 808 does not address recognition or measurement matters. Pursuant to ASU 2018-18 which clarified the interaction between ASC 808 and ASC 606, the Company applied ASC 606 to recognize revenue from such collaboration activities as BeiGene meets the definition of a customer.

In relation to the ZW25 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: (1) development and commercial licenses, (2) initial transfer of the Company’s technologies and relevant know-how, (3) continuing technology transfer (4) participation in the Joint Steering Committee (“JSC”) and other sub-committees, (5) manufacturing technology transfer, (6) provision of development supply, (7) provision of commercial supply, and (8) transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together while the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities together are distinct. Manufacturing technology transfer, provisions of development supply and commercial supply, and the transfer of future rights related to the development and commercial license were individually determined to be distinct. Accordingly, performance obligations from the ZW25 were determined as described below.

The Company determined that at the inception of the development and commercial license and upon completion of the initial transfer of the Company’s technologies and relevant know-how (performance obligations (1) and (2)), BeiGene obtained control over certain initial rights, with control over future rights dependent upon the completion of certain collaborative activities.

With respect to the initial rights controlled by BeiGene, deliverables (1) and (2) were considered as a single performance obligation. BeiGene received control of the license and began to benefit from the initial rights at inception of the agreement. The consideration allocated to these performance obligations will be recognized as revenue over a two month period which is the expected period to complete the delivery of the license and transfer of the relevant technology. Deliverables (3) and (4) together were considered as a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these performance obligations are completed. Deliverables (5), (6) and (7) are considered individually distinct and the revenue will be recognized as delivery occurs. Remaining deliverable (8) is considered individually distinct and will be recognized as the future rights are transferred to BeiGene.

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated selling price of the deliverables based on comparable license and collaboration arrangements as well as using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services. The Company allocated the transaction price for the ZW25 Agreement to performance obligations under deliverables (1) and (2), (3) and (4) and (8). Out of $7.1 million which was allocated to deliverables (1) and (2) of the ZW25 Agreement, the Company recognized $3.5 million for the year ended December 31, 2018.

In relation to the ZW49 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: (1) development and commercial licenses, (2) initial transfer of the Company’s technologies and relevant know-how, (3) continuing technology transfer (4) participation in the Joint Steering Committee (“JSC”) and other sub-committees, (5) manufacturing technology transfer, (6) provision of development supply, (7) provision of commercial supply, and (8) transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together are distinct together while the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities together are distinct. Manufacturing technology transfer, provisions of development supply and commercial supply were individually determined to be distinct. Accordingly, performance obligations from the ZW49 were determined as below:

Deliverables (1) and (2) were considered as a single performance obligation while deliverables (3) and (4) together were considered as a single performance obligation. Remaining deliverables of (5), (6) and (7) were considered individually distinct. Deliverable (8) is considered individually distinct and will be recognized as the future rights are transferred to BeiGene. No performance obligations were completed by the Company as of December 31, 2018 as the initial transfer of technologies and relevant know-how is not going to start until the completion of the Company’s Phase-1 clinical studies for ZW49. Accordingly, no revenue was recognized from the ZW49 Agreement for the year ended December 31, 2018.

As of December 31, 2018, approximately $36.5 million of upfront fees from the ZW25 and ZW49 agreements was recorded as deferred revenue on the Company’s consolidated financial statements. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

Research and Licensing Agreement for Azymetric and EFECT Platforms

For the development and commercialization licenses of up to three bispecific antibody therapeutics using the Azymetric and EFECT platforms, the Company received an upfront payment of $20.0 million. The Company is also eligible to receive development and commercial milestone payments of up to $702.0 million. In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, BeiGene, is a customer. The Company identified the following promised goods and services at the inception of the BeiGene agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technologies (Azymetric and EFECT) and relevant know-how, and (3) participation in the Information Sharing Committee (“ISC”). The Company concluded that the licenses and platform technologies together are distinct while the Company’s participation to the ISC is a protective right. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation and the upfront fee of $20.0 million was allocated to this performance obligation and was recognized as revenue upon delivery of the licenses and transfer of the relevant technology.

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

At execution, the transaction price included only the $20.0 million upfront consideration received. None of the research and development milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to BeiGene and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

13. Financial Instruments

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the fair value hierarchy. The fair market values of the financial instruments included in the financial statements, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their carrying values at December 31, 2018 and 2017, due to their short-term maturities. See note 2 for a summary of the fair value balances.

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

The Company does not currently maintain a provision for bad debts on accounts receivable. The maximum exposure to credit risk for accounts receivable at the reporting date was $0.4 million (2017: $0.2 million) and all account receivables are due within a year.

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

14. Income Taxes

a. Income tax expense (recovery) varies from the amounts that would be computed by applying the expected income tax rate of 27% (2017: 26%) to loss before income taxes as shown in the following tables:

	Year Ended December 31,
	2018	2017	2016
Computed taxes at Canadian tax rate (27%)	$(9,284)	$(2,587)	$(10,070)
Non-deductible expenses	4,311	259	1,343
Difference between domestic and foreign tax rate	(14)	(11)	95
Effect of change in tax rates	2	(860)	—
Adjustments to prior year	543	(313)	439
Change in valuation allowance	9,340	8,510	3,948
Share issuance costs in equity	(1,906)	(2,547)	158
Change in recognition and measurement of tax positions	672	—	—
Changes due to SR&ED	(1,668)	(1,973)	(588)
Other	175	(34)	(400)

Income tax expense (recovery)	$2,171	$444	$(5,075)

	Year Ended December 31,
	2018	2017	2016
Current income tax expense	$2,188	$429	$430
Deferred income tax (recovery) expense	(17)	15	(5,505)

Income tax expense (recovery)	$2,171	$444	$(5,075)

Current income tax expense for the years ended December 31, 2018, 2017 and 2016 arose from the operations of Zymeworks Biopharmaceuticals Inc., the Company’s wholly owned subsidiary in the United States, and from the withholding taxes paid by the Company abroad in 2018, 2017 and 2016.

b. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Non-capital losses carried forward	$6,680	$11,719
Deferred revenue	9,848	—
Share issue costs	3,428	2,571
Property and equipment	1,167	956
Research and development deductions and credits	20,749	17,267
Contingent consideration	191	127
Stock options	220	102
Other	314	34

	$42,597	$32,776

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Property and equipment	(54)	(70)
IPR&D	(4,967)	(4,619)
Other	(132)	—

	$(5,153)	$(4,689)

	37,444	28,087
Less: valuation allowance	(37,360)	(28,020)

Net deferred tax assets (liabilities)	$84	$67

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

c. At December 31, 2018, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $24.7 million (December 31, 2017: $43.4 million) expiring commencing 2035 through 2038.

At December 31, 2018, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $50.3 million (2017: $43.7 million), with no expiry. At December 31, 2018, the Company has approximately $9.0 million (2017: $7.0 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2019 through 2038.

d. The investment tax credits and non-capital losses and net operating losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Non-capital losses
2021	$86	$—
2022	158	—
2023	94	—
2024	—	—
2025	309	—
2026	247	—
2027	511	—
2028	814	—
2029	—	—
2030	10	—
2031	133	—
2032	489	—
2033	557	—
2034	381	—
2035	1,068	—
2036	862	14,116
2037	1,777	10,625
2038	1,513	—

	$9,009	$24,741

e. The benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$—	$—	$—
Increases related to prior year tax positions	142	—	—
Increases related to current year tax positions	530	—	—

Balance, end of year	$672	$—	$—

Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $nil that, if recognized, would affect the effective tax rate on income from continuing operations. This is due to recognition of potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.

We recognize interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of loss and comprehensive loss. At December 31, 2018, we had accrued $nil (2017—$nil) interest and penalties.

The Company currently files income tax returns in Canada and the US, the jurisdiction in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that Zymeworks have claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2018 remain subject to Canadian income tax examinations. Tax years ranging from 2015 to 2018 remain subject to U.S. income tax examinations.

15. Commitments and Contingencies

Lease Commitments

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company also leases office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at December 31, 2018 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	5 Years	Total
	(dollars in thousands)
Capital lease obligations	$21	$27	$12	$2	$—	$62
Operating lease obligations	1,860	1,871	1,429	87	—	5,247

Total contractual obligations	$1,881	$1,898	$1,441	$89	$—	$5,309

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

In August 2016, the Company entered into a license agreement with Innovative Targeting Solutions Inc., or ITS, to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period of which $4.5 million was paid to December 31, 2018. Licensing fees paid to ITS are recorded in intangible assets and are amortized over a twelve-month period. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales. No liabilities have been recorded for any amounts payable as of December 31, 2018.

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2018, the contingent consideration had an estimated fair value of approximately $707, which has been recorded within Other long-term liabilities (note 8) (2017: $470). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

16. Subsequent events

On January 17, 2019, the Company reported the achievement of a new development milestone in its collaboration with Lilly. In accordance with the Company’s 2014 licensing and collaboration agreement with Lilly, the Company will receive a milestone payment of US$8.0 million for Lilly’s submission of an IND application for an immuno-oncology bispecific antibody enabled by the Company’s proprietary Azymetric platform.

On January 25, 2019, the Company entered into an Indenture of Lease (the “Lease”) to lease approximately 57,180 rentable square feet of office and laboratory space and 2,780 rentable square feet of storage space in Vancouver, B.C., Canada. The term of the Lease will commence no later than September 1, 2021, with an initial term of ten years and two five-year extension options. The base rent for the office and laboratory space ranges between C$39.50 and C$44.50 per square foot annually during the initial term. The base rent for the storage space ranges between C$25.00 to C$35.00 per square foot annually during the initial term.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures in accordance with the provisions of Section 404. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2018. In making its assessment, management used the criteria set forth in the 2013 COSO Framework to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment using those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

We have elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore we are not required to deliver an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until after the date we are no longer an emerging growth company. While our management did perform an evaluation of the design and operating effectiveness of our internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm due to the transition period established under the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2019 annual meeting of shareholders (the “2019 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required by Item 11. of Form 10-K is incorporated by reference to our 2019 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form 10-K is incorporated by reference to our 2019 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13. of Form 10-K is incorporated by reference to our 2019 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14. of Form 10-K is incorporated by reference to our 2019 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements—The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules—All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits—The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBITS INDEX

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

10.1#	Employment Agreement, dated December 13, 2007, by and between the Registrant and Dr. Ali Tehrani, as amended January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.2#	Amended and Restated Employment Agreement, dated January 17, 2017, by and between the Registrant and Dr. Ali Tehrani (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.3#	Employment Agreement, dated January 25, 2007, by and between the Registrant and Neil Klompas, as amended October 23, 2007 and January 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.4#	Amended and Restated Employment Agreement, dated January 17, 2017, by and between the Registrant and Neil Klompas (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.5#	Employment Agreement, dated June 1, 2016, by and between the Registrant and Diana Hausman (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

Exhibit No.	Description

10.6#	Amended and Restated Employment Agreement, dated January 18, 2017, by and between the Registrant and Diana Hausman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.7#	Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

10.8#	Second Amended and Restated Employee Stock Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

10.9#	Amended and Restated Stock Option and Equity Compensation Plan (incorporated by reference to Schedule “A” to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 16, 2018).

10.10†	Amended and Restated Research and License Agreement, effective as of December 3, 2014, by and between the Registrant and Merck Sharp & Dohme Research GmbH (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.11†	Licensing and Collaboration Agreement, effective as of December 17, 2013, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.12†	First Amendment to Licensing and Collaboration Agreement, effective as of May 30, 2014, by and between the Registrant and Eli Lilly and Company, as amended February 25, 2014 and June 16, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.13†	Licensing and Collaboration Agreement, effective as of October 22, 2014, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.14†	First Amendment to Licensing and Collaboration Agreement, effective as of June 4, 2015, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.15†	Second Amendment to Licensing and Collaboration Agreement, effective as of January 24, 2017, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.16†	Collaboration Agreement, effective as of December 23, 2014, by and among the Registrant, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.17†	Collaboration and License Agreement, effective as of December 1, 2015, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

Exhibit No.	Description

10.18†	Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.19†	Collaboration and Cross License Agreement, effective as of September 26, 2016, by and between the Registrant and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.20	Lease of Office Space Agreement dated as of April 6, 2015, by and between Poplar Properties Ltd. and Zymeworks Inc. and the Amendment thereto dated August 28, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.21#	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Schedule “B” to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 16, 2018).

10.22†	First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between the Registrant, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.23†	Collaboration and License Agreement, effective as of November 13, 2017, by and between the Registrant and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.24†	License Agreement, effective as of May 14, 2018, by and between the Registrant and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 18, 2018).

10.25†	Research and License Agreement, effective as of October 23, 2018, by and between the Registrant and LEO Pharma A/S (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on October 26, 2018).

10.26†	License and Collaboration Agreement, effective as of November 26, 2018, by and between the Registrant and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.27†	License and Collaboration Agreement, effective as of November 26, 2018, by and between the Registrant and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.28†	Research and License Agreement, effective as of November 26, 2018, by and between the Registrant and BeiGene Ltd. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.29	Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks Inc.

10.30#	Employment Agreement effective September 17, 2018, by and between the Registrant and Anthony Polverino.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

Exhibit No.	Description

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Side Letter Agreement effective as of September 25, 2018, by and between the Registrant and Daiichi Sankyo Co., Ltd.

99.2†	Side Letter Agreement effective as of January 11, 2019, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited.

99.3†	First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between the Registrant and Janssen Biotech, Inc.

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 246-2 promulgated under the Securities Exchange Act.

#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2019

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
Name: Ali Tehrani
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ali Tehrani Ali Tehrani	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019

/s/ Neil Klompas Neil Klompas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019

/s/ Nick Bedford Nick Bedford	Director	March 6, 2019

/s/ Kenneth Hillan Kenneth Hillan	Director	March 6, 2019

/s/ Hollings C. Renton Hollings C. Renton	Director	March 6, 2019

/s/ Natalie Sacks Natalie Sacks	Director	March 6, 2019

/s/ Lota Zoth Lota Zoth	Director	March 6, 2019