Form 10-Q
period 2019-03-31
Zymeworks Inc.
filed 2019-05-02
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	ZYME	New York Stock Exchange

The number of outstanding common shares of the registrant, no par value per share, as of April 30, 2019 was 32,061,624

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

•	our ability to manage organizational growth;

•	additional costs and expenses related to the change from foreign private issuer to U.S. domestic issuer status;

•	our exposure to potential securities class action litigation; and

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three months ended March 31, 2019

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,174	$42,205
Short-term investments (note 4)	137,134	157,959
SR&ED receivables	332	997
Accounts receivables	703	358
Prepaid expenses and other current assets	8,987	2,850

Total current assets	190,330	204,369
Deferred financing fees	366	265
Acquired in-process research and development (note 5)	18,396	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	2,181	1,135
Property and equipment, net	6,262	6,484
Operating lease right-of-use assets	7,684	—
Intangible assets, net	962	1,614
Deferred tax assets	82	84

Total assets	$238,279	$244,363

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$11,351	$13,403
Fair value of liability classified options	14,647	12,603
Current portion of operating lease liability (note 9)	1,655	—
Current portion of deferred revenue (note 8)	—	3,530
Other current liabilities (note 6)	503	450

Total current liabilities	28,156	29,986
Long-term portion of operating lease liability (note 9)	6,410	—
Long-term portion of deferred revenue (note 8)	32,941	32,941
Other long-term liabilities (note 6)	765	946

Total liabilities	68,272	63,873
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at March 31, 2019 and December 31, 2018, respectively; 32,048,479 and 31,977,668 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (note 7a)	320,948	320,074
Additional paid-in capital	14,631	12,347
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(158,913)	(145,272)

Total shareholders’ equity	170,007	180,490

Total liabilities and shareholders’ equity	$238,279	$244,363

Research collaboration and licensing agreements (note 8)
Commitments and contingencies (note 10)
Subsequent events (note 11)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Research and developmental collaborations (note 8)	$11,925	$40
Operating expenses
Research and development	17,475	13,085
General and administrative	9,003	7,066

Total operating expenses	26,478	20,151

Loss from operations	(14,553)	(20,111)
Other (expense) income
Interest and other expense	(18)	(8)
Change in fair value of warrant liabilities	—	(1,342)
Interest and other income	1,262	258
Foreign exchange (loss) gain	(139)	(66)

Total other (expense) income, net	1,105	(1,158)

Loss before income taxes	(13,448)	(21,269)
Current income tax expense	(193)	87
Deferred income tax recovery	—	(22)

Net loss and comprehensive loss	$(13,641)	$(21,204)

Net loss per common share (note 2):
Basic	(0.43)	(0.83)
Diluted	(0.43)	(0.83)
Weighted-average common shares outstanding (note 2):
Basic	32,020,437	25,459,150
Diluted	32,020,437	25,459,150

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of options (note 7c)	52,130	549	—	—	(130)	419
Issuance of common shares through employee share purchase plan (note 7d)	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss	—	—	(13,641)	—	—	(13,641)

Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2018	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options (note 7c)	7,207	56	—	—	(22)	34
Issuance of common shares through employee share purchase plan (note 7d)	13,247	100	—	—	—	100
Stock-based compensation	—	—	—	—	(830)	(830)
Net loss	—	—	(21,204)	—	—	(21,204)

Balance at March 31, 2018	25,464,460	$223,147	$(129,920)	$(6,659)	$7,960	$94,528

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Loss for the period	$(13,641)	$(21,204)
Items not involving cash:
Depreciation and amortization of property and equipment	496	443
Amortization of intangible assets	653	276
Stock-based compensation	4,378	3,543
Amortization of operating lease right-of-use assets	329	—
Deferred income tax expense (recovery)	—	22
Change in fair value of warrant liabilities	—	1,342
Change in fair value of contingent consideration	22	—
Unrealized foreign exchange loss / (gain)	451	80
Changes in non-cash operating working capital:
Accounts receivable	(345)	189
SR&ED and IRAP receivables	665	165
Prepaid expenses and other current assets	(8,325)	(173)
Accounts payable and accrued liabilities	(2,368)	(2,145)
Operating lease liabilities	(280)	—
Deferred revenue	(3,530)	—
Income taxes payable	193	(109)

Net cash used in operating activities	(21,302)	(17,571)

Cash flows from financing activities:
Issuance of common shares on exercise of options (note 7c)	362	34
Issuance of common shares through employee share purchase plan	233	100
Deferred financing fees	(18)	—
Finance lease payments	(8)	(3)

Net cash from financing activities	569	131

Cash flows from investing activities:
Short-term investments	22,036	12,700
Acquisition of property and equipment	(31)	(109)
Acquisition of intangible assets	—	(56)

Net cash from investing activities	22,005	12,535

Effect of exchange rate changes on cash and cash equivalents	(303)	(60)

Net change in cash and cash equivalents	969	(4,965)
Cash and cash equivalents, beginning of period	42,205	35,946

Cash and cash equivalents, end of period	$43,174	$30,981

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	8,012	—
Deferred financing fees in accounts payable and accrued liabilities	83	—
Acquisition of property and equipment in accounts payable and accrued liabilities	242	104

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Notes to the Interim Condensed Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2018.

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2018, except for the new accounting guidance adopted during the period (note 3).

All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In preparing these interim condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, some of which are those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, Scientific Research and Experimental Development (“SR&ED”) Program, stock-based compensation, warrants, accrual of expenses, preclinical study accruals, valuation allowance for deferred taxes, other contingencies and valuation of assets acquired in a business combination. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, amounts receivable, accounts payable and accrued liabilities, finance lease obligations, liability classified options and other long-term liabilities.

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s finance lease obligations as of March 31, 2019 approximates its fair value. As quoted prices for the liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$14,647	$—	$—	$14,647
Liability for contingent consideration (note 10)	729	—	—	729

Total	$15,376	$—	$—	$15,376

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$12,603	$—	$—	$12,603
Liability for contingent consideration (note 10)	707			707

Total	$13,310	$—	$—	$13,310

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Increase (decrease) in fair value of liability classified stock options (*)	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended March 31, 2019	$12,603	$1,881	$(58)	$221	$14,647

(*)	Includes fair value adjustments upon reclassification of options to liabilities

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended March 31, 2019	$707	$22	$729

Net loss per share

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including stock options and warrants. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding instruments. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to ASC 815 liability classified warrants and stock options, if dilutive, if they are presumed to be share settled. The stock options outstanding were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss used to compute net loss per common share:
Basic	$(13,641)	$(21,204)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant liabilities	—	—

Diluted	$(13,641)	$(21,204)

	Three Months Ended March 31,
	2019	2018
Denominator:
Weighted-average common shares outstanding:
Basic	$32,020,437	$25,459,150
Adjustment for dilutive effect of stock options and warrants	—	—

Diluted	32,020,437	25,459,150

Net loss per common share — basic	$(0.43)	$(0.83)
Net loss per common share — diluted	$(0.43)	$(0.83)

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

Adoption of Topic 842 (Leases)

On January 1, 2019 the Company adopted Topic 842 using the modified retrospective approach with a cumulative-effect adjustment to accumulated deficit as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. Results for the three months ended March 31, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC Topic 840: Leases (“Topic 840”). The Company elected certain practical expedients permitted under the transition guidance within the new standard, including not to separate non-lease components in determining operating lease liability.

The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Operating lease right-of-use assets (1)	$—	$3,222	$3,222
Total lease inducements (2)	333	(333)	—
Total operating lease liabilities (3)	—	3,561	3,561

(1)	Right-of-use assets include operating leases. Right-of-use assets for finance leases are included in property and equipment
(2)	Included in current and long-term other liabilities (note 6)
(3)	Includes current and non-current operating lease liabilities

The adjustments due to the adoption of Topic 842 primarily related to the recognition of operating lease right-of-use assets and operating lease liabilities. No adjustment was made to accumulated deficit as of January 1, 2019.

The Company evaluated its facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the facility and equipment leases described above, none of its contracts contain a lease. The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Statements of Operations for three months ended March 31, 2019 were as follows:

	As reported	Effect of Adoption of Topic 842 Higher / (Lower)	Balances Without the Adoption of Topic 842
Operating expenses	$26,478	$67	$26,411

See “note 9. Leases” in these consolidated financial statements for additional disclosures.

Adoption of other pronouncements

In June 2018, the FASB issued ASU 2018–07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019. Adoption of this new accounting standard did not have any significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018–15, Intangibles — Goodwill and Other – Internal Use Software (Subtopic 350–40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

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

5. IPR&D and Goodwill

Acquired IPR&D

All in-process research and development assets (“IPR&D”) acquired in the Kairos Therapeutics Inc. (“Kairos”) business combination is classified as indefinite-lived and is not currently being amortized. IPR&D becomes definite-lived upon the completion of the associated research and development efforts and will be amortized from that time over an estimated useful life based on respective patent terms. The Company evaluates the recoverable amount of intangible assets on an annual basis and performs an annual evaluation of goodwill as of December 31 each year, unless there is an event or change in the business that could indicate impairment, in which case earlier testing is performed.

Goodwill

The Company performed its annual impairment test for IPR&D as of December 31, 2018 and concluded that there were no impairment indicators related to IPR&D for the twelve months ended December 31, 2018. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	—	—

Balance at March 31, 2019	$20,700	$(2,304)	$18,396

The Company concluded that there were no further impairment indicators related to IPR&D for the three months ended March 31, 2019.

6. Liabilities

Accounts payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Trade payables	$1,440	$2,599
Accrued research expenses	7,264	6,633
Employee compensation and vacation accruals	1,602	2,926
Accrued legal and professional fees	651	556
Other	394	689

Total	$11,351	$13,403

Other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Current income tax liability	$490	$299
Current portion of lease inducements	—	136
Current portion of finance lease liability (note 9)	13	15

Total	$503	$450

Other long-term liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Liability for contingent consideration (note 10)	$729	$707
Lease inducements	—	197
Finance lease liability (note 9)	36	42

Total	$765	$946

7. Redeemable Convertible Class A Preferred Shares, and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

On May 2, 2017, the Company’s new Articles of Incorporation were issued under which the Company has an unlimited number of voting Common Shares and Preferred Shares without par value.

Under the Company’s former Articles of Incorporation dated December 21, 2015, the Company had 6,413,265 authorized Redeemable Convertible Class A Preferred Shares.

b.	Preferred Shares

As of March 31, 2019 and December 31, 2018, no preferred shares were issued or outstanding, respectively.

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

c.	Stock-Based Compensation

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571
Granted	304,100	20.77	15.63
Expired	—	—	—
Exercised	(48,359)	9.05	6.81
Forfeited	(11,906)	16.70	12.56

Outstanding, March 31, 2019	2,689,825	15.44	11.55	7.15	17,042	12,753

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
Granted	887,850	15.49
Expired	—	—
Exercised	(3,771)	8.48
Forfeited	—	—

Outstanding, March 31, 2019	2,423,857	13.07	9.16	7,574

The Company received cash proceeds of $362 (C$480) from stock options exercised.

The stock options expire at various dates from June 30, 2019 to March 27, 2029.

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

	Three Months Ended March 31,
	2019	2018
Research and development expenses:
Stock-based compensation for equity classified instruments	$1,127	$416
Change in fair value of liability classified equity instruments	420	776

	$1,547	$1,192

General and administrative expenses:
Stock-based compensation for equity classified instruments	$1,490	$591
Change in fair value of liability classified equity instruments	1,326	1,676

	$2,816	$2,267

Finance expense:
Stock-based compensation for equity classified instruments	$—	$—
Change in fair value of liability classified equity instruments	15	84

	$15	$84

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility	73.76%	66.20%
Risk-free interest rate	1.46%	2.14%
Expected average life of options	6.05 years	5.91 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility	72.74%	66.2%
Risk-free interest rate	2.49%	2.60%
Expected average life of options	6.06 years	5.91 years

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	March 31, 2019	March 31, 2018
Dividend yield	0%	0%
Expected volatility	76.78%	66.5%
Risk-free interest rate	1.53%	1.55%
Expected average option term	3.57 years	5.89 years
Number of liability classified stock options outstanding	1,452,666	1,474,630

At March 31, 2019, the unamortized compensation expense related to unvested options was $16,563 (C$22,133). The remaining unamortized compensation expense as of March 31, 2019 will be recognized over a weighted-average period of 1.92 years.

d.	Employee Stock Purchase Plan:

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

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $83 has been recorded to research and development expense and general and administrative expense accounts. As of March 31, 2019, total amount contributed by the ESPP participants is $156.

The Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period.

8. Research, Collaboration and Licensing Agreements

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

Licenses of intellectual property including platform technology access: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.

Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The probability of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that the Company may not earn all of the milestone payments from each of its strategic partners.

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

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended March 31,
	2019	2018
BeiGene:
Recognition of upfront fee	$3,530	$—
Lilly:
Milestone revenue	8,000	—
LEO:
Research support payments	395	—
Other:
Research support payments	—	40

	$11,925	$40

As at March 31, 2019 and December 31, 2018, contract assets from research, collaboration and licensing agreements were $nil. Contract liabilities are comprised of $32,941 deferred revenue from BeiGene as of March 31, 2019 (December 31, 2018: $36,471) as disclosed below.

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

During the three months March 31, 2019, the Company recorded $nil (2018: $nil) in research support payments from Merck, under the terms of the amended agreement.

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

During the three months March 31, 2019, the Company recorded $nil (2018: $nil) in research support revenue from Lilly. Lilly was a related party during 2018 but was not considered a related party as of December 31, 2018 and thereafter.

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

On December 1, 2016, the Company recorded a non-refundable fee of $2.0 million which was received upon achievement of a critical success criteria point milestone under the research plan. Subsequently, on January 16, 2019, the Company recorded a non-refundable fee of $8.0 million which was received upon Lilly’s filing of IND application to the FDA for a bispecific antibody enabled by the Azymetric platform.

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

During the three months ended March 31, 2019, the Company recorded $nil in research support revenue from Daiichi Sankyo (2018: $nil).

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

During the three months ended March 31, 2019, the Company recorded $395 in research support revenue from LEO (2018: $nil).

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

License and Collaboration Agreements for ZW25 and ZW49

The Company is also eligible to receive development and commercial milestone payments of up to $390 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date. Under the agreements, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will be independently conducting clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all the development and commercialization costs in their own territories.

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

With respect to the initial rights controlled by BeiGene, deliverables (1) and (2) were considered as a single performance obligation. BeiGene received control of the license and began to benefit from the initial rights at inception of the agreement. The consideration allocated to these performance obligations will be recognized as revenue over a two-month period which is the expected period to complete the delivery of the license and transfer of the relevant technology. Deliverables (3) and (4) together were considered as a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these performance obligations are completed. Deliverables (5), (6) and (7) are considered individually distinct and the revenue will be recognized as delivery occurs. Remaining deliverable (8) is considered individually distinct and the revenue will be recognized as the future rights are transferred to BeiGene.

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated selling price of the deliverables based on comparable license and collaboration arrangements as well as using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services. The Company allocated the transaction price for the ZW25 Agreement to performance obligations under deliverables (1) and (2), (3) and (4) and (8). Out of $7.1 million which was allocated to deliverables (1) and (2) of the ZW25 Agreement, the Company recognized $3.5 million for the three months ended March 31, 2019.

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

Deliverables (1) and (2) were considered as a single performance obligation while deliverables (3) and (4) together were considered as a single performance obligation. Remaining deliverables of (5), (6) and (7) were considered individually distinct. Deliverable (8) is considered individually distinct and will be recognized as the future rights are transferred to BeiGene. No performance obligations were completed by the Company as of December 31, 2018 as the initial transfer of technologies and relevant know-how is not going to start until the completion of the Company’s Phase-1 clinical studies for ZW49. Accordingly, no revenue was recognized from the ZW49 Agreement to date.

As of March 31, 2019, $32,941 of upfront fees from the ZW25 and ZW49 agreements was recorded as deferred revenue on the Company’s consolidated financial statements (December 31, 2018: $36,471). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

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

9. Leases

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company entered into a lease on January 25, 2019 in Vancouver to serve as the Company’s future head office. The commencement date of this lease will be no later than September 21, 2021 with an initial term of ten years, and two five-year extension options. Effective February 25, 2019, the Company also entered into a lease for future office space in Seattle. The commencement date of this lease will be no later than September 1, 2019 for a portion of the space and no later than April 1, 2020 for the remaining portion of the space. The expiration date of the lease is April 30, 2025 with a five-year extension option. None of these optional extension periods have been included in the determination of the right-of-use asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.

The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion	$1,655	$—
Long-term portion	6,410	—

Total operating lease liabilities	8,065	$—

Finance lease liabilities:
Current portion included in other current liabilities	13	15
Long-term portion included in other long-term liabilities	36	42

Total finance lease liabilities	49	57

Total lease liabilities	$8,114	$57

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $328 and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$1,690
1 to 2 years	2,240
2 to 3 years	1,715
3 to 4 years	968
4 to 5 years	996
Thereafter	1,110

Total operating lease payments	8,719
Less:
Imputed interest	(654)

Operating lease liabilities	$8,065

As of March 31, 2019, the weighted average remaining lease term is 4.4 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollar and 2.9% for leases in U.S. dollar.

During the three months ended March 31, 2019, the Company incurred total operating lease expenses of $573, which included lease expenses associated with fixed lease payments of $533 (2018: $455), and variable payments associated with Common area maintenance and similar expenses of $40.

The Company also leases office equipment under finance lease agreements. As of March 31, 2019, the maturities of the Company’s finance lease liabilities were as follows:

Operating leases
Within 1 year	$19
1 to 2 years	22
2 to 3 years	11
3 to 4 years	2
4 to 5 years	—
Thereafter	—

Total finance lease payments	54
Less:
Imputed interest	(5)

Finance lease liabilities	$49

10. Commitments and Contingencies

Commitments

The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance. This insurance limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and the Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to indemnification obligations for any period presented.

In August 2016, the Company entered into a license agreement with Innovative Targeting Solutions Inc., (“ITS”), to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period of which $4.5 million was paid as of March 31, 2019. Licensing fees paid to ITS are recorded in intangible assets and are amortized over a twelve-month period. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales. No liabilities have been recorded for any amounts payable as of March 31, 2019.

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2019, the contingent consideration had an estimated fair value of approximately $729, which has been recorded within Other long-term liabilities (note 6) (2018: $707). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

11. Subsequent events

On April 25 2019, Daiichi Sankyo exercised its option for a commercial license to a proprietary immuno-oncology bispecific built on Zymeworks’ Azymetric and EFECT platforms. In accordance with the terms of the Collaboration and Cross License Agreement with Daiichi Sankyo dated September 26, 2016, Zymeworks will receive a $3.5 million payment in consideration of Daiichi Sankyo’s selection of its first Azymetric lead candidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2019 and with the securities commissions in all provinces and territories of Canada on March 6, 2019. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody which targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). In our adaptive Phase 1 clinical trial, ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. Its unique design may enable ZW25 to address patient populations with all levels of HER2 expression, including those with low to intermediate HER2-expressing tumors, who are otherwise limited to chemotherapy or hormone therapy. Recently, we initiated a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive metastatic gastric, gastroesophageal junction, and esophageal adenocarcinomas. In addition, ZW25 continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in gastrointestinal, gynecological, and other HER2-expressing cancers, and in combination with chemotherapy in breast and gastroesophageal cancers. Our second product candidate, ZW49, capitalizes on the unique design of ZW25 and is a bispecific antibody-drug conjugate (“ADC”) based on the same antibody framework as ZW25 but armed with our proprietary ZymeLink-cytotoxic (potent cancer cell-killing) payload. We designed ZW49 to be a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression. A Phase 1 clinical trial evaluating ZW49 began in the first quarter of 2019. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in immuno-oncology (“I-O”) and other therapeutic areas. In addition to our robust pipeline, our Azymetric™ and EFECT™ therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (“Celgene”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), and BeiGene, Ltd. (“BeiGene”).

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

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offering in 2018. From inception through March 31, 2019, we received approximately $298.0 million, net of share issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offering. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2019, combined with the collaboration payments we anticipate receiving, will enable us to fund the clinical and preclinical development of our lead product candidates into 2021.

Through March 31, 2019, we had an accumulated deficit of $158.9 million. We reported a net loss of $13.6 million for the three months ended March 31, 2019. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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

Licensing and Collaboration Agreement with Lilly

In December 2013, we entered into a licensing and collaboration agreement with Lilly, under which Lilly has the right to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $52.0 million, including an upfront payment ($1.0 million received in 2013) and per product potential milestone payments, comprised of research milestone payments totaling $1.0 million (received in 2015), investigational new drug (“IND”) application submission milestone payments of $2.0 million (received in 2018), development milestone payments of $8.0 million and commercial milestone payments of $40.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the further research, development, manufacturing, and commercialization of the products.

Second Licensing and Collaboration Agreement with Lilly

In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. In 2019 Lilly filed an IND for a bispecific candidate from this agreement for clinical development. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million (received in 2016), IND submission milestone payments of up to $8.0 million (recognized $8.0 million in 2019), development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.

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

Collaboration and Cross-License Agreement with Daiichi Sankyo

In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million, including an upfront payment as a technology access fee of $2.0 million (received in 2016), research ($1.0 million received in 2017) and development milestone payments and a commercial option payment totaling up to $67.9 million, and commercial milestone payments of up to $80.0 million. On April 25, 2019, we recognized $3.5 million of the commercial option payment upon Daiichi Sankyo’s exercise of its option to select its first Azymetric lead product candidate. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2018.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2016–02, Leases (Topic 842), effective on January 1, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016–02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017–13, ASU 2018–10 and ASU 2018–11 (collectively, Topic 842). We adopted the new standard effective January 1, 2019, as required, using the modified retrospective approach. The adoption of Topic 842 did have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date, and as of or for the three months ended March 31, 2019 as described in notes to the consolidated financial statements. We have included the disclosures required by Topic 842.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2019 within this Quarterly Report on Form 10-Q.

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

Other Income (Expense)

Other income (expense) primarily consists of interest expense, interest income, change in fair value of warrant liabilities and foreign exchange gain (loss).

Results of Operations for the Three months Ended March 31, 2019 and 2018

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Revenue from research and collaborations	$11.9	$0.04	$11.86	29,650%

Our revenue for each period presented is primarily comprised of non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements. Revenue for the three months ended March 31, 2019 includes payment received for achievement of an $8.0 million development milestone upon Lilly’s submission of an IND application under the second licensing agreement with Lilly, $3.5 million in recognized deferred revenue from BeiGene in relation to the licensing and collaboration agreement for development of ZW25 as well as $0.4 million in research support payments from LEO. Revenue in the same period in 2018 was due to $0.04 million in research support payments from various partners.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
ZW25	$8.4	$5.8	$2.6	45%
ZW49	1.7	1.3	0.4	31%
Therapeutic platforms	1.7	1.7	—	—
Other research activities	5.7	4.3	1.4	33%

Total research and development expense	$17.5	$13.1	$4.4	34%

During the three months ended March 31, 2019, our research and development expenditures increased by $4.4 million, compared to the same period in 2018. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for ZW25, as well as an increase in other research and discovery activities compared to the same period in 2018. Research and development expense included non-cash stock-based compensation expense of $1.1 million from equity classified equity awards (2018 – $0.4 million) and $0.4 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $0.8 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
General and administrative expense	$9.0	$7.1	$1.9	27%

General and administrative expense increased for the three months ended March 31, 2019 by $1.9 million, compared to the same period in 2018, primarily due to an increase in employee compensation expenses due to increased head count in 2019 over 2018, including non-cash stock-based compensation, as well as other increases in professional fees associated with year-over-year corporate growth. General and administrative expense in 2019 includes non-cash stock-based compensation expense of $1.5 million from equity classified equity awards (2018 – $0.6 million) and $1.3 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $1.7 million).

Other (Expense) Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Other (expense) income, net	$1.1	$(1.2)	$2.3	192%

Other income increased for the three months ended March 31, 2019 by $2.3 million compared to the same period in 2018. Net other income for 2019 primarily included $1.3 million of net interest income, which was partially offset by a $0.1 million net foreign exchange loss. Net other expense for the same period in 2018 primarily consisted a $1.3 million loss due to an increase in fair value of warrant liabilities and a $0.1 million net foreign exchange loss, which were partially offset by $0.3 million of net interest income.

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

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of March 31, 2019 we had $180.3 million in cash and cash equivalents and short-term investments.

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

Cash Flows

The following table represents a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three months Ended March 31
	2019	2018
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(21.3)	$(17.6)
Investing activities	22.0	12.6
Financing activities	0.6	0.1
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)

Net change in cash and cash equivalents	$1.0	$(5.0)

Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $21.3 million, which consisted of a net loss of $13.6 million, adjusted by non-cash charges of $6.3 million and a net increase of $13.9 million in our net operating assets. The non-cash charges primarily consisted of $4.4 million in stock-based compensation for liability and equity classified stock options, $1.4 million in depreciation, amortization and non-cash lease expenses and $0.5 million in unrealized foreign currency loss. The change in our net operating assets and liabilities was primarily attributable to an increase in prepaid assets of $8.3 million, a net decrease in operating lease liabilities of $0.2 million, a decrease in deferred revenue of $3.5 million and a decrease in payables and accrued liabilities of $2.2 million, which was partially offset by a net decrease in SR&ED and accounts receivable of $0.3 million.

During the three months ended March 31, 2018, cash used in operating activities was $17.6 million, which consisted of a net loss of $21.2 million. The net loss was adjusted by non-cash charges of $5.7 million and a net decrease of $2.1 million in our net operating assets. The non-cash charges primarily consisted of $3.5 million in stock-based compensation, $0.7 million in depreciation and amortization, and $1.3 million in increase in fair value of warrant liabilities. The change in our net operating assets and liabilities was primarily attributable to a decrease in our accounts payable and accrued liabilities of $2.3 million and a decrease in prepaid assets of $0.2 million, which was partially offset by a decrease in SR&ED and accounts receivable of $0.4 million.

Investing Activities

Net cash provided by investing activities for the three-month periods ended March 31, 2019 and March 31, 2018 is primarily related to a decrease in short-term investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 included proceeds of $0.6 million from stock option exercises and proceeds from the issuance of common shares in relation to our employee stock purchase plan, whereas the same period in 2018 included $0.1 million from stock option exercises and proceeds from issuance of common shares in relation to our employee stock purchase plan.

Funding Requirements

We have historically generated revenue from our strategic collaborations, licensing agreements and research support payments and we have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2019, combined with certain anticipated milestone payments from our collaborations, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by Zymeworks and our collaborators and therefore are uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington pursuant to leases that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia pursuant to a lease that will expire in August 2021. The leases contain rent escalation clauses. We entered into a lease on January 25, 2019 for office and laboratory space in Vancouver to serve as our future head office. The commencement date of this lease will be no later than September 21, 2021 and has an initial term of ten years, with two five-year extension options. Effective February 25, 2019, we also entered into a lease for office space in Seattle. The commencement date of this lease will be no later than September 1, 2019 for a portion of the space and no later than April 1, 2020 for the remaining portion of the space. The expiration date of the lease is April 30, 2025. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at March 31, 2019 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$19	$22	$11	$2	$—	$54
Operating lease obligations	1,690	2,240	1,715	968	2,106	8,719

Total contractual obligations	$1,709	$2,262	$1,726	$970	$2,106	$8,773

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

In August 2016, we entered into a license agreement with Innovative Targeting Solutions Inc. (“ITS”) to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period, of which $4.5 million was paid for the period up to March 31, 2019. Licensing fees paid have been recorded in intangible assets and are being amortized over a twelve-month period. We may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2019, the development milestone payments had an estimated fair value of approximately $729 thousand, which has been recorded as contingent consideration within Other long-term liabilities (December 31, 2018: $707 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of April 30, 2019, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 32,061,624 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of April 30, 2019, we had 2,181,404 common shares issuable pursuant to 2,181,404 exercisable outstanding stock options and 2,913,786 common shares issuable pursuant to 2,913,786 outstanding options that were not exercisable at that date.

Jumpstart Our Business Startups Act (the “JOBS Act”) Accounting Election

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $180.3 million and $200.2 million at March 31, 2019 and December 31, 2018, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2019, our net monetary assets denominated in Canadian dollars was $3.1 million (C$4.1 million).

Our operating results and financial position are reported in U.S. dollars in our financial statements. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact upon our loss and may also affect the value of our assets and the amount of shareholders equity. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $0.3 million being recorded in the Consolidated Statements of Loss and Comprehensive Loss on the translation of our Canadian dollar net monetary assets into our U.S. dollar functional currency.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the design and operating effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

•

preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

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

We are currently evaluating ZW25 in Phase 1 and 2 clinical trials and ZW49 in an adaptive Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:

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

•

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

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

Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The Biologics Price Competition and Innovation Act of 2009, which is included in the Patient Protection and Affordable Care Act (“PPACA”),

authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.

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

Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency (“EMA”) or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on our ability to successfully commercialize our product candidates, earn revenues and achieve profitability.

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

For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices (“cGMP”) and current good clinical practice (“cGCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In most foreign countries, particularly in those in the European Union (“EU”), prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party billing and collections provider we may utilize, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties. Although we have implemented security measures and a formal enterprise security program to prevent unauthorized access to patient data, there is no guarantee that we can continue to protect our systems from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or providers, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses personal health information in violation of HIPAA requirements, criminal penalties may also be imposed. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

•

changes in non-U.S. regulations and customs, tariffs and trade barriers, including any changes that China may impose as a result of political tensions between Canada and China or the United States and China;

•	regulatory changes and economic conditions leading up to and following the United Kingdom’s expected withdrawal from the EU and uncertainty related to the terms of the withdrawal;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	differing reimbursement regimes, including price controls;

•	negative consequences from changes in tax laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing foreign operations, including differing labor relations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2018 and for the three months ended March 31, 2019 was $10.4 million, $36.6 million and $13.6 million, respectively. As of March 31, 2019, our accumulated deficit was approximately $158.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain such regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. Furthermore, in August 2016 we entered into a license agreement with ITS, which requires licensing payments to ITS totaling $12.0 million over the following five-year period.

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

As of March 31, 2019 approximately 2.6% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

If our strategic partnerships do not result in the successful development and commercialization of product candidates or if one of our partners terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. Moreover, our estimates of the potential revenue we are eligible to receive under our strategic partnerships may include potential payments in respect of therapeutic programs for which our partners have discontinued development or may discontinue development in the future. Furthermore, our strategic partners may not keep us informed as to the status of their in-house research activities and they may fail to exercise options embedded within certain agreements. Any discontinuation of product development by our strategic partners could reduce the amounts receivable under our strategic partnerships below the stated amounts we are eligible to receive under those agreements. If we do not receive the funding we expect under these agreements, our development of our therapeutic platforms and product candidates could be delayed and we may need additional resources to develop product candidates and our therapeutic platforms. All of the risks relating to product development, regulatory approval and commercialization described in our Quarterly Report on Form 10-Q also apply to the activities of our program strategic partners.

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

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2019, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. While we voluntarily chose to file periodic reports on U.S. domestic issuer forms starting with our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, as a U.S. domestic issuer we are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE, which may involve additional costs.

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

As of March 31, 2019, we had 189 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

Under the corporate governance standards of the NYSE, a majority of our board of directors and each member of our audit committee must be an independent director. The policies of the TSX require our board of directors to consist of at least two independent directors and Canadian securities laws require each member of the audit committee to be independent within the meaning of Canadian securities laws. As of the date of this Quarterly Report on Form 10-Q, we meet these requirements, but we may in the future encounter difficulty in attracting and retaining qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common shares from the NYSE and TSX.

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

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined under the Exchange Act, in accordance with the amendments to such definition that became effective September 10, 2018. For as long as we continue to be an emerging growth company or a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports and, as an emerging growth company, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Investors could find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and our share price may be more volatile.

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

We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

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

We believe that we were not classified as a passive foreign investment company (“PFIC”) for the taxable year ending December 31, 2018. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Certain U.S. Income Tax Considerations For U.S. Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Certain U.S. Income Tax Considerations For U.S. Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

Insiders have substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.

Our directors, named executive officers and principal shareholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 34% of our outstanding common shares as of March 31, 2019. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common shares by:

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

During the three months ended March 31, 2019, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 754,100 common shares under our equity compensation plans at exercise prices of C$20.77 and ranging from $15.23 to $15.53 per share and (ii) made an aggregate of 12,353 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $12.48 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

10.1	Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 2, 2019

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 2, 2019