Form 10-Q
period 2019-06-30
Zymeworks Inc.
filed 2019-08-02
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of outstanding common shares of the registrant, no par value per share, as of July 31, 2019 was 39,259,938

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2019

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

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our ability to obtain regulatory approval for our product candidates without significant delays;

•	the predictive value of our current or planned clinical trials;

•	delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;

•	our, or any of our partners’, ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;

•	the design or our execution of clinical trials may not support regulatory approval, including where clinical trials are conducted outside the United States;

•	our discretion to discontinue or reprioritize the development of any of our product candidates;

•	the potential for our product candidates to have undesirable side effects;

•	no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;

•	our ability to face significant competition;

•	the competitive threat of biosimilar products;

•	the likelihood of broad market acceptance of our product candidates;

•	our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;

•	our ability to commercialize products outside of the United States;

•	the outcome of reimbursement decisions by third-party payors relating to our products;

•	our expectations with respect to the market opportunities for any product that we or our strategic partners develop;

•	our ability to pursue product candidates that may be profitable or have a high likelihood of success;

•	our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;

•	our ability to meet the requirements of ongoing regulatory review;

•	the threat of product liability lawsuits against us or any of our strategic partners;

•	changes in product candidate manufacturing or formulation that may result in additional costs or delay;

•	the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;

•	the potential for foreign governments to impose strict price controls;

•	the risk of security breaches or data loss, which could compromise sensitive business or health information;

•	current and future legislation that may increase the difficulty and cost of commercializing our product candidates;

•	economic, political, regulatory and other risks associated with international operations;

•	our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;

•	our ability to comply with export control and import laws and regulations;

•	our history of significant losses since inception;

•	our ability to generate revenue from product sales and achieve profitability;

•	our requirement for substantial additional funding;

•	the potential dilution to our shareholders associated with future financings;

•	restrictions on our ability to seek financing, which may be imposed by future debt;

•	unstable market and economic conditions;

•	currency fluctuations and changes in foreign currency exchange rates;

•	our ability to maintain existing and future strategic partnerships;

•	our ability to realize the anticipated benefits of our strategic partnerships;

•	our ability to secure future strategic partners;

•	our reliance on third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;

•	risk related to the manufacture of product candidates and difficulties in production;

•	our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;

•	our reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);

•	our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;

•	our ability to operate without infringing the patents and other proprietary rights of third parties;

•	our ability to obtain and enforce patent protection for our product candidates and related technology;

•	our patents could be found invalid or unenforceable if challenged;

•	our intellectual property rights may not necessarily provide us with competitive advantages;

•	we may become involved in expensive and time-consuming patent lawsuits;

•	the risk that the duration of our patents will not adequately protect our competitive position;

•	our ability to obtain protection under the Hatch-Waxman Amendments and similar foreign legislation;

•	we may be unable to protect the confidentiality of our proprietary information;

•	our ability to comply with procedural and administrative requirements relating to our patents;

•	the risk of claims challenging the inventorship of our patents and other intellectual property;

•	our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;

•	patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;

•	we may not be able to protect our intellectual property rights throughout the world;

•	we will require U.S. Food and Drug Administration (“FDA”) approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;

•	the risk of employee misconduct including noncompliance with regulatory standards and insider trading;

•	our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;

•	if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;

v

•	our ability to retain key executives and attract and retain qualified personnel;

•	our ability to manage organizational growth;

•	additional costs and expenses related to the change from foreign private issuer to U.S. domestic issuer status and no longer being considered an emerging growth company or a smaller reporting company;

•	our exposure to potential securities class action litigation; and

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Azymetric, Zymeworks, ZymeCAD, EFECT, ZymeLink and the phrase “Building Better Biologics” are our registered trademarks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

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

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three and six months ended June 30, 2019

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,520	$42,205
Short-term investments (note 4)	72,130	157,959
SR&ED receivables	87	997
Accounts receivables	2,709	358
Prepaid expenses and other current assets	7,979	2,850

Total current assets	366,425	204,369
Deferred financing fees	—	265
Acquired in-process research and development (note 5)	17,628	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	2,292	1,135
Property and equipment, net	8,482	6,484
Operating lease right-of-use assets	7,259	—
Intangible assets, net	312	1,614
Deferred tax assets	133	84

Total assets	$414,547	$244,363

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$18,582	$13,403
Fair value of liability classified options	20,127	12,603
Current portion of operating lease liability (note 9)	1,669	—
Current portion of deferred revenue (note 8)	—	3,530
Other current liabilities (note 6)	14	450

Total current liabilities	40,392	29,986
Long-term portion of operating lease liability (note 9)	6,160	—
Long-term portion of deferred revenue (note 8)	32,941	32,941
Other long-term liabilities (note 6)	1,037	946

Total liabilities	80,530	63,873

Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at June 30, 2019 and December 31, 2018, respectively; 39,177,669 and 31,977,668 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (note 7a)	441,174	320,074
Additional paid-in capital	87,492	12,347
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(187,990)	(145,272)

Total shareholders’ equity	334,017	180,490

Total liabilities and shareholders’ equity	$414,547	$244,363

Research collaboration and licensing agreements (note 8)
Commitments and contingencies (note 10)
Subsequent events (note 11)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Research and development collaborations (note 8)	$7,882	$22,000	$19,807	$22,040
Operating expenses:
Research and development	23,785	15,368	41,260	28,453
General and administrative	12,761	8,648	21,764	15,714
Impairment on acquired IPR&D (note 5)	768	—	768	—

Total operating expenses	37,314	24,016	63,792	44,167

Loss from operations	(29,432)	(2,016)	(43,985)	(22,127)
Other (expense) income:
Interest and other expense	(65)	(5)	(70)	(13)
Change in fair value of warrant liabilities (note 7b)	—	(2,223)	—	(3,565)
Interest and other income	1,233	272	2,482	530
Foreign exchange (loss) gain	(178)	(60)	(317)	(126)

Total other income (expense), net	990	(2,016)	2,095	(3,174)

Loss before income taxes	(28,442)	(4,032)	(41,890)	(25,301)
Income tax recovery (expense)	(688)	(1,919)	(881)	(1,832)
Deferred income tax (expense) recovery	53	77	53	55

Net loss and comprehensive loss	$(29,077)	$(5,874)	$(42,718)	$(27,078)

Net loss per common share (note 2):
Basic	(0.89)	(0.22)	(1.32)	(1.03)
Diluted	(0.89)	(0.22)	(1.32)	(1.03)
Weighted-average common shares outstanding (note 2):
Basic	32,837,975	26,869,829	32,431,464	26,168,387
Diluted	32,837,975	26,869,829	32,431,464	26,168,387

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of options	52,130	549	—	—	(130)	419
Issuance of common shares through employee share purchase plan	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss	—	—	(13,641)	—	—	(13,641)

Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007
Issuance of common shares on exercise of options	115,298	2,285	—	—	(241)	2,044
Stock-based compensation	—	—	—	—	3,038	3,038
Issuance of common shares and warrants in connection with public offering (note 1 and 7c)	7,013,892	117,941	—	—	70,064	188,005
Net Loss	—	—	(29,077)	—	—	(29,077)

Balance at June 30, 2019	39,177,669	$441,174	$(187,990)	$(6,659)	$87,492	$334,017

	Common shares		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2018	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options	7,207	56	—	—	(22)	34
Issuance of common shares through employee share purchase plan	13,247	100	—	—	—	100
Stock-based compensation	—	—	—	—	(830)	(830)
Net loss			(21,204)			(21,204)

Balance at March 31, 2018	25,464,460	$223,147	$(129,920)	$(6,659)	$7,960	$94,528
Issuance of common shares on exercise of options	69,620	874	—	—	(272)	602
Stock-based compensation	—	—	—	—	1,517	1,517
Issuance of common shares on exercise of warrants	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering	6,210,000	90,779	—	—	—	90,779
Net Loss	—	—	(5,874)	—	—	(5,874)

Balance at June 30, 2018	31,950,441	$319,713	$(135,794)	$(6,659)	$9,205	$186,465

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Loss for the period	$(42,718)	$(27,078)
Items not involving cash:
Depreciation and amortization of property and equipment	1,001	920
Amortization of intangible assets	1,302	558
Impairment of acquired IPR&D	768	—
Stock-based compensation	13,866	8,320
Amortization of operating lease right-of-use assets	760	—
Deferred income tax expense (recovery)	(51)	(55)
Change in fair value of warrant liabilities	—	3,565
Change in fair value of contingent consideration	285	—
Unrealized foreign exchange loss / (gain)	275	162

Changes in non-cash operating working capital:
Accounts receivable	(2,351)	(63)
SR&ED receivables	910	165
Prepaid expenses and other current assets	(7,105)	(1,478)
Accounts payable and accrued liabilities	2,796	2,086
Operating lease liabilities	(528)	—
Deferred revenue	(3,530)	—
Income taxes payable	(299)	(213)

Net cash used in operating activities	(34,619)	(13,111)

Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 1 and 7c)	189,035	91,827
Issuance of common shares on exercise of options (note 7d)	1,247	560
Issuance of common shares through employee share purchase plan	233	100
Finance lease payments	(11)	(5)

Net cash from financing activities	190,504	92,482

Cash flows from investing activities:
Short-term investments	86,786	(59,170)
Acquisition of property and equipment	(1,407)	(452)
Acquisition of intangible assets	—	(107)

Net cash from (used in) investing activities	85,379	(59,729)

Effect of exchange rate changes on cash and cash equivalents	51	(209)

Net change in cash and cash equivalents	241,315	19,433
Cash and cash equivalents, beginning of period	42,205	35,946

Cash and cash equivalents, end of period	$283,520	$55,379

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	8,012	—
Share issue costs and deferred financing fees in accounts payable and accrued liabilities	804	1,048
Acquisition of property and equipment in accounts payable and accrued liabilities	1,592	41
Cashless exercise of warrants	—	4,913

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

Public Offerings

On January 31, 2019, the Company’s U.S. shelf registration statement on Form S-3 (File No. 333-228782) was declared effective by the SEC and a final base shelf prospectus was filed with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada. The U.S. shelf registration statement and Canadian base shelf prospectus allow Zymeworks to issue securities with a total aggregate offering price of up to $250 million pursuant to prospectus supplements.

On June 18, 2019, the Company filed with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, a preliminary prospectus supplement to complete an underwritten public offering of its common shares and pre-funded warrants (the “Warrants”) (note 7c) in lieu of common shares plus an over-allotment option for the underwriters to purchase additional common shares (the “Offering”). On June 20, 2019, the Company filed a final prospectus supplement relating to the Offering with the SEC, as well as with the securities commissions or similar securities regulatory authorities in each of the provinces and territories of Canada, setting forth an offering price of $18.00 per common share and $17.9999 per pre-funded warrant.

The Offering closed on June 24, 2019 pursuant to which the Company sold 7,013,892 shares of common shares including the sale of 1,458,336 shares of common shares to the underwriters upon their full exercise of their over-allotment option and 4,166,690 pre-funded warrants in lieu of common shares. Net proceeds were approximately $188.0 million, after underwriting discounts, commissions and offering expenses.

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

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2018, except for the new accounting guidance adopted during the period (note 3).

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

The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these financial instruments. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level 2 inputs, the carrying value of the Company’s finance lease obligations as of June 30, 2019 approximates its fair value. As quoted prices for the liability classified stock options are not readily available, the Company has used a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted quarterly for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$20,127	$—	$—	$20,127
Liability for contingent consideration (note 10)	992	—	—	992

Total	$21,119	$—	$—	$21,119

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$12,603	$—	$—	$12,603
Liability for contingent consideration (note 10)	707			707

Total	$13,310	$—	$—	$13,310

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended June 30, 2019	$14,647	$—	$6,402	$(1,156)	$234	$20,127
Six months ended June 30, 2019	$12,603	$119	$8,164	$(1,214)	$455	$20,127

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended June 30, 2019	$729	$263	$992
Six months ended June 30, 2019	$707	$285	$992

Net loss per share

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including stock options and warrants. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding instruments such as pre-funded common share warrants which are issuable for nominal cash consideration. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to ASC 815 liability classified warrants and stock options, if dilutive, if they are presumed to be share settled. The stock options outstanding were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders:
Basic	$(29,077)	$(5,874)	$(42,718)	$(27,078)
Adjustment for change in fair value of ASC 815 liability classified stock options	—	—	—	—

Diluted	$(29,077)	$(5,874)	$(42,718)	$(27,078)

Denominator:
Weighted-average common shares outstanding:
Basic (*)	32,837,975	26,869,829	32,431,464	26,168,387
Adjustment for dilutive effect of liability classified stock options	—	—	—	—

Diluted	32,837,975	26,869,829	32,431,464	26,168,387
Net loss per common share—basic	$(0.89)	$(0.22)	$(1.32)	$(1.03)
Net loss per common share—diluted	$(0.89)	$(0.22)	$(1.32)	$(1.03)

(*):

Weighted average number of common shares used in the basic earnings per share calculation included the pre-funded warrants issued in connection with the Company’s June 2019 offering as the warrants are exercisable at any time and for nominal cash consideration.

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

Adoption of Topic 842 (Leases)

On January 1, 2019 the Company adopted Topic 842 using the modified retrospective approach with a cumulative-effect adjustment to accumulated deficit as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements. Results for the three and six months ended June 30, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC Topic 840: Leases (“Topic 840”). The Company elected certain practical expedients permitted under the transition guidance within the new standard, including not to separate non-lease components in determining operating lease liability.

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

The Company evaluated its facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Topic 842 and have determined that, except for the facility and equipment leases described above, none of its contracts contain a lease. The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Statements of Operations for three and six months ended June 30, 2019 were as follows:

	As reported	Effect of Adoption of Topic 842 Higher / (Lower)	Balances Without the Adoption of Topic 842
Operating expenses for the three months ended June 30, 2019	$37,314	$183	$37,131
Operating expenses for the six months ended June 30, 2019	$63,792	$250	$63,542

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

For the three months ended June 30, 2019, the Company recorded an impairment charge of $768 related to the fair value of IPR&D recognized in relation to collaboration efforts with VAR2 Pharmaceuticals ApS (“VAR2”) as parties jointly decided not to pursue opportunities for the co-development and collaboration for antibody-based therapies. The corresponding decrease in deferred tax liability and increase in valuation allowance against deferred tax asset balances of $207 were also recorded. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	(768)	(768)

Balance at June 30, 2019	$20,700	$(3,072)	$17,628

The Company concluded that there were no further impairment indicators related to IPR&D as of June 30, 2019.

Goodwill

The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2019.

6. Liabilities

Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Trade payables	$4,082	$2,599
Accrued research expenses	10,364	6,633
Employee compensation and vacation accruals	2,309	2,926
Accrued legal and professional fees	652	556
Other	1,175	689

Total	$18,582	$13,403

Other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Current income tax liability	$—	$299
Current portion of lease inducements	—	136
Current portion of finance lease liability (note 9)	14	15

Total	$14	$450

Other long-term liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Liability for contingent consideration (note 10)	$992	$707
Lease inducements	—	197
Finance lease liability (note 9)	45	42

Total	$1,037	$946

7. Redeemable Convertible Class A Preferred Shares, and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

On May 2, 2017, the Company’s new Articles of Incorporation were issued under which the Company has an unlimited number of voting Common Shares and Preferred Shares without par value.

Under the Company’s former Articles of Incorporation dated December 21, 2015, the Company had 6,413,265 authorized Redeemable Convertible Class A Preferred Shares.

b.	Preferred Shares

As of June 30, 2019 and December 31, 2018, no preferred shares were issued or outstanding, respectively.

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

c.	Pre-funded common share warrants

On June 24, 2019, the Company completed a public offering of 7,013,892 common shares at $18.00 per share as well as issued pre-funded warrants at a price of $17.9999 per pre-funded warrant (the “Warrants”) which granted holders of warrants to purchase up to 4,166,690 common shares of the Company (“Warrant Share”), at an exercise price of $0.0001 per share (the “Exercise Price”). The Warrants are exercisable by the holders at any time on or after the original issue date. The Warrants do not expire unless they are exercised or settled in accordance with the warrant agreement.

As the Warrants meet the conditions for equity classification, proceeds from issuance of the Warrants, net of any transaction costs, are recorded in the additional paid-in capital. Upon exercise of the Warrants, the historical costs recorded in additional paid-in capital along with the Exercise Price collected from holders will be recorded in common shares.

d.	Stock-Based Compensation

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

Options granted under the Original Plan are exercisable at various dates over their ten-year life. Common shares are issued from treasury when options are exercised.

Options issued to employees under the Original Plan vest over 4 years. Options issued to directors under the Original Plan vest over 3 years, and options issued to consultants and members of the Scientific Advisory Board under the Original Plan vest immediately upon issuance.

The exercise prices of the Company’s stock options are denominated in Canadian dollars. The U.S. dollar amounts have been translated using the period end rate or the average rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Stock Option Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571
Granted	304,600	20.77	15.46
Exercised	(161,157)	9.87	7.39
Forfeited	(33,084)	17.04	12.86

Outstanding, June 30, 2019	2,556,349	15.66	11.94	7.05	33,578	25,657

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
Granted	1,078,850	16.13
Exercised	(6,271)	9.18
Forfeited	(18,428)	13.08

Outstanding, June 30, 2019	2,593,929	13.52	8.98	21,995

During the six months ended June 30, 2019, the Company received cash proceeds of $1,247 (C$1,663) from stock options exercised.

The stock options expire at various dates from June 30, 2019 to June 3, 2029.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses:
Stock-based compensation for equity classified instruments	$1,507	$621	$2,633	$1,033
Change in fair value of liability classified equity instruments	1,548	690	1,968	1,470

	$3,055	$1,311	$4,601	$2,503
General and administrative expenses:
Stock-based compensation for equity classified instruments	$1,579	$1,074	$3,070	$1,665
Change in fair value of liability classified equity instruments	4,800	2,363	6,127	4,039

	$6,379	$3,437	$9,197	$5,704
Finance expenses:
Stock-based compensation for equity classified instruments	$—	$—	$—	$—
Change in fair value of liability classified equity instruments	—	29	68	113

	$—	$29	$68	$113

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility	73.76%	65.9%
Risk-free interest rate	1.46%	2.16%
Expected average life of options	6.05 years	5.91 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility	72.89%	65.9%
Risk-free interest rate	2.43%	2.63%
Expected average life of options	6.01 years	5.87 years

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	June 30, 2019	June 30, 2018
Dividend yield	0%	0%
Expected volatility	71.7%	66.5%
Risk-free interest rate	1.42%	1.55%
Expected average option term	3.43 years	5.89 years
Number of liability classified stock options outstanding	1,375,269	1,444,021

At June 30, 2019, the unamortized compensation expense related to unvested options was $15,623 (C$20,448). The remaining unamortized compensation expense as of June 30, 2019 will be recognized over a weighted-average period of 1.75 years.

e.	Employee Stock Purchase Plan:

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

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $131 has been recorded to research and development expense and general and administrative expense accounts. As of June 30, 2019, total amount contributed by the ESPP participants is $308.

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

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
BeiGene:
Recognition of upfront fee	$—	$—	$3,530	$—
Lilly:
Milestone revenue	—	—	8,000	—
Daiichi Sankyo:
Upfront technology access fee	—	18,000	—	18,000
Commercial license option fee	3,500	—	3,500	—
LEO:
Research support payments	377	—	772	—
Celgene:
Option exercise fee	—	4,000	—	4,000
Merck:
Milestone revenue	2,000	—	2,000	—
Iconic:
Milestone revenue	1,000	—	1,000	—
Research support and supplies payments	1,005	—	1,005	—
Other:
Research support payments	—	—	—	40

	$7,882	$22,000	$19,807	$22,040

As at June 30, 2019 and December 31, 2018, contract assets from research, collaboration and licensing agreements were $nil. Contract liabilities are comprised of $32,941 deferred revenue from BeiGene as of June 30, 2019 (December 31, 2018: $36,471) as disclosed below.

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

The Company received and recorded non-refundable milestone payments from Merck in the amounts of $2.0 million, $1.5 million and $2.0 million on September 20, 2012, April 22, 2013 and May 28, 2019, respectively. These milestone payments were received upon the achievement of certain development activities during the course of the research program and were recorded as revenue upon achievement of the milestone as the Company had no remaining performance obligations under the arrangement. No additional milestone payments or royalties have been received to date.

During the six months June 30, 2019, the Company recorded $nil (2018: $nil) in research support payments from Merck, under the terms of the amended agreement.

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

During the six months June 30, 2019, the Company recorded $nil (2018: $nil) in research support revenue from Lilly. Lilly was a related party during 2018 but was not considered a related party as of December 31, 2018 and thereafter.

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

Platform Technology Transfer and License Agreement with GSK

On April 21, 2016, the Company entered into a Platform Technology Transfer and License Agreement with GSK for the research, development, and commercialization of novel bispecific antibodies enabled using the Company’s Azymetric platform. Each of the two agreements with GSK were negotiated independently and the deliverables covered by the respective contracts utilize different therapeutic platforms and are unrelated to one another. Accordingly, the Platform Technology and License Agreement with GSK has been accounted for as a new arrangement. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement.

Upon execution of the agreement, the Company received a technology access fee of $6.0 million on May 3, 2016. The Company is also eligible to receive up to $37.5 million in research milestone payments; up to $183.5 million in development milestone payments; and up to $867.0 million in commercial sales milestone payments. In addition, the Company is entitled to receive tiered royalties on potential sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.

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

Upon execution of the agreement, the Company received a technology access fee of $2.0 million. The Company is also eligible to receive up to $67.9 million in research and development milestone payments and commercial license option; and up to $80.0 million in commercial sales milestone payments. In addition, the Company is eligible to receive tiered royalties on potential product sales. The Company determined that other than a research milestone for $1.0 million, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Daiichi Sankyo’s performance. In April 2019, the Company recognized $3.5 million revenue on Daiichi Sankyo’s exercise of its option to obtain a commercial license with respect to its first Azymetric lead product candidate.

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

During the six months ended June 30, 2019, the Company recorded $nil in research support revenue from Daiichi Sankyo (2018: $nil).

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

During the six months ended June 30, 2019, the Company recorded $772 in research support revenue from LEO (2018: $nil).

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated selling price of the deliverables based on comparable license and collaboration arrangements as well as using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services. The Company allocated the transaction price for the ZW25 Agreement to performance obligations under deliverables (1) and (2), (3) and (4) and (8). Out of $7.1 million which was allocated to deliverables (1) and (2) of the ZW25 Agreement, the Company recognized $3.5 million for the six months ended June 30, 2019.

In relation to the ZW49 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: (1) development and commercial licenses, (2) initial transfer of the Company’s technologies and relevant know-how, (3) continuing technology transfer, (4) participation in the Joint Steering Committee (“JSC”) and other sub-committees, (5) manufacturing technology transfer, (6) provision of development supply, (7) provision of commercial supply, and (8) transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together are distinct together while the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities together are distinct. Manufacturing technology transfer, provisions of development supply and commercial supply were individually determined to be distinct. Accordingly, performance obligations from the ZW49 were determined as below:

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

As of June 30, 2019, $32,941 of upfront fees from the ZW25 and ZW49 agreements was recorded as deferred revenue on the Company’s consolidated financial statements (December 31, 2018: $36,471). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

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

License Agreement with Iconic Therapeutics, Inc. (“Iconic”)

On May 13, 2019, the Company entered into a license agreement with Iconic to develop and commercialize an antibody-drug conjugate (ICON-2) targeting tissue factor generated through the use of the ZymeLink platform. Under the terms of this agreement, the Company granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. Iconic is responsible for the development, manufacturing, and commercialization of the products.

Pursuant to this agreement, The Company is eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. This agreement also provides the Company with co-promotion rights with increased royalties for products generated from this collaboration. If Iconic sublicenses the program, in lieu of co-promotion rights, the Company will receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Iconic, is a customer. The Company identified the following promised goods and services at the inception of the Iconic agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technology (ZymeLink) and relevant know-how and assistance related to transfer (3) Manufacturing services to be provided upon Iconic’s request and (4) support for application of technology and research materials upon Iconic’s request. The Company concluded that the licenses and platform technology together are distinct. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation. The manufacturing activities to be performed upon Iconic’s request are also determined to be distinct as Iconic or another third party could provide these services without the Company’s assistance. The revenue to be received from Iconic from delivery of these services will be recognized upon performance of such activities at rates consistent with prevailing market rates.

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

At execution, the transaction price is constrained to nil given the contract consideration only consists of milestone payments and tiered royalties. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Iconic and therefore have also been excluded from the transaction price. Similarly, any revenue from partner revenue sharing payments upon sublicensing by Iconic will be recognized when such sub-licensing arrangements occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The consideration otherwise allocable to delivered units is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions. Consequently, the arrangement consideration related to the potential manufacturing activities after the transfer of the technology was excluded from the allocation arrangement consideration because the consideration and performance are contingent upon Iconic requesting performance of these services and these services are priced at an estimated fair value.

In June 2019 the Company recognized a development milestone revenue of $1.0 million.

During the six months ended June 30, 2019, the Company recorded $1,005 in support and supply payments from Iconic (2018: $nil).

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

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion	$1,669	$—
Long-term portion	6,160	—

Total operating lease liabilities	7,829	$—

Finance lease liabilities:
Current portion included in other current liabilities	14	15
Long-term portion included in other long-term liabilities	45	42

Total finance lease liabilities	59	57

Total lease liabilities	$7,888	$57

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $657 and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$1,930
1 to 2 years	2,263
2 to 3 years	1,391
3 to 4 years	975
4 to 5 years	1,003
Thereafter	858

Total operating lease payments	8,420
Less:
Imputed interest	(591)

Operating lease liabilities	$7,829

As of June 30, 2019, the weighted average remaining lease term is 4.5 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollar and 2.9% for leases in U.S. dollar.

During the three months ended June 30, 2019, the Company incurred total operating lease expenses of $690, which included lease expenses associated with fixed lease payments of $669, and variable payments associated with Common area maintenance and similar expenses of $21.

The Company also leases office equipment under finance lease agreements. As of June 30, 2019, the maturities of the Company’s finance lease liabilities were as follows:

Operating leases
Within 1 year	$21
1 to 2 years	30
2 to 3 years	7
3 to 4 years	4
4 to 5 years	2
Thereafter	—

Total finance lease payments	64
Less:
Imputed interest	(5)

Finance lease liabilities	$59

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

In August 2016, the Company entered into a license agreement with Innovative Targeting Solutions Inc., (“ITS”), to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period of which $4.5 million was paid as of June 30, 2019. Licensing fees paid to ITS are recorded in intangible assets and are amortized over a twelve-month period. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales. No liabilities have been recorded for any amounts payable as of June 30, 2019.

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2019, the contingent consideration had an estimated fair value of approximately $992, which has been recorded within Other long-term liabilities (note 6) (2018: $707). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

11. Subsequent event

On July 15, 2019, Celgene exercised its option for commercial license to a lead therapeutic candidate in oncology built on the Azymetric platform. In accordance with the terms of the Collaboration and Licensing agreement with Celgene dated December 23, 2014, the Company received $7.5 million in consideration for Celgene’s selection of its first Azymetric lead candidate.

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

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody which targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of ZW25 may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In our first-in-human Phase 1 clinical trial, ZW25 has been well tolerated with promising single-agent anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. ZW25 continues to be evaluated in multiple expansion cohorts in this ongoing trial as a single agent in gastrointestinal, gynecological, and other HER2-expressing cancers, and in combination with chemotherapy in breast and gastroesophageal cancers. In April 2019, we initiated a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive metastatic gastric, gastroesophageal junction, and esophageal adenocarcinomas. In addition, ZW25 continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in gastrointestinal, gynecological, and other HER2-expressing cancers, and in combination with chemotherapy in breast and gastroesophageal cancers. Our second product candidate, ZW49, capitalizes on the unique design of ZW25 and is a bispecific antibody-drug conjugate (“ADC”) based on the same antibody framework as ZW25 but armed with our proprietary ZymeLink-cytotoxic (potent cancer cell-killing) payload. We designed ZW49 to be a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression. A Phase 1 clinical trial evaluating ZW49 began in 2019. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in immuno-oncology (“I-O”) and other therapeutic areas. In addition to our robust pipeline, our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene

Alpine Investment Co. LLC (“Celgene”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Ltd. (“BeiGene”) and Iconic Therapeutics, Inc. (“Iconic”).

Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our core platforms include:

•

Azymetric, our bispecific platform, which enables therapeutic antibodies to bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);

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

We commenced active operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018 and 2019. From inception through June 30, 2019, we received approximately $418.2 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants.

On June 24, 2019, we closed a public offering pursuant to which we sold 7,013,892 common shares (including 1,458,336 common shares to the underwriters upon the full exercise of their over-allotment option) at $18.00 per common share and 4,166,690 pre-funded warrants in lieu of common shares at $17.9999 per pre-funded warrant, to a certain investor. We received net proceeds of approximately $188.0 million for the offering, after underwriting discounts, commissions and offering expenses.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2019, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2021 and potentially beyond.

Through June 30, 2019, we had an accumulated deficit of $188.0 million. We reported a net loss of $42.7 million for the six months ended June 30, 2019. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Strategic Partnerships and Collaborations

Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric, EFECT, and/or ZymeLink therapeutic platforms for their own therapeutics development. These strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $185.8 million in the form of non-refundable upfront payments and milestone payments and are additionally eligible to receive up to $2.4 billion in preclinical and development milestone payments and $5.5 billion in commercial milestone payments available under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms. Our strategic partnerships include the following:

Research and License Agreement with Merck

In August 2011, we entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $190.75 million, including an upfront payment ($1.25 million received in 2011), research milestone payments totaling $3.5 million ($2.0 million and $1.5 million received in 2012 and 2013, respectively), payments for completion of IND-enabling studies of up to $6.0 million ($2.0 million received in 2019), development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Merck is solely responsible for the further research, development, manufacturing and commercialization of the products.

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

Second Licensing and Collaboration Agreement with Lilly

In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. In 2019 Lilly filed an IND for a bispecific candidate from this agreement for clinical development. We are currently eligible to receive up to $125.0 million, comprised of research milestone payments of up to $2.0 million (received in 2016), IND submission milestone payments of up to $8.0 million ($8.0 million received in 2019), development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.

Licensing and Collaboration Agreement with Celgene

In December 2014, we entered into a collaboration agreement with Celgene to research, develop and commercialize bispecific antibodies generated through the use of the Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend Celgene’s research period. Under the terms of the agreement, we granted Celgene a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment ($8.0 million received in 2014) and an expansion fee of $4.0 million (received in 2018). Celgene has the right to exercise options on up to ten programs and if Celgene opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. In July 2019, Celgene exercised an option on the first program and we received an option payment of $7.5 million. No development or commercial milestone payments or royalties have been received to date. After conclusion of Celgene’s research period, Celgene will be solely responsible for the research, development, manufacturing and commercialization of the products.

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

Second Licensing and Collaboration Agreement with GSK

In April 2016, we entered into a licensing agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion, including an upfront payment as a technology access fee ($6.0 million received in 2016), research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform.

Collaboration and Cross-License Agreement with Daiichi Sankyo

In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of the Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million, including an upfront payment as a technology access fee of $2.0 million (received in 2016), research ($1.0 million received in 2017) and development milestone payments and a commercial option payment totaling up to $67.9 million ($3.5 million commercial option payment received in 2019), and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products.

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

ZW25 & ZW49

For the research, development and commercialization licenses to ZW25 and ZW49, we received an upfront payment of $40.0 million in 2018. In aggregate for both ZW25 and ZW49, we are also eligible to receive development and commercial milestone payments of $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date.

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

License Agreement with Iconic

In May 2019, we entered into a license agreement with Iconic to develop and commercialize its antibody-drug conjugate (ICON-2) targeting Tissue Factor, generated through the use of the ZymeLink platform. Under the terms of this agreement, we granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. We are eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. In June 2019, we recognized a development milestone payment of $1.0 million. This agreement also provides us with co-promotion rights with increased royalties for products generated from this collaboration. If Iconic outlicenses the program, in lieu of co-promotion rights, we will receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales. Iconic is responsible for the development, manufacturing, and commercialization of the products.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2019 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2016–02, Leases (Topic 842), effective on January 1, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016–02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017–13, ASU 2018–10 and ASU 2018–11 (collectively, Topic 842). We adopted the new standard effective January 1, 2019, as required, using the modified retrospective approach. The adoption of Topic 842 did have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date, and as of or for the three months ended June 30, 2019 as described in notes to the consolidated financial statements. We have included the disclosures required by Topic 842.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2019 within this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three and Six months Ended June 30, 2019 and 2018

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Revenue from research and collaborations	$7.9	$22.0	$(14.1)	(64%)

Our revenue for each period presented is primarily comprised of non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements. Revenue for the three months ended June 30, 2019 includes a $2.0 million development milestone received from Merck on its achievement of a development milestone upon its completion of GLP toxicology study for its first program, $3.5 million recognized upon Daiichi Sankyo’s exercise of a commercial license option, $1.0 million recognized in relation to development milestone from Iconic, as well as $1.4 million in research support payments from our partners. Revenue in the same period in 2018 was due to an $18.0 million upfront technology access fee in relation to our second licensing agreement with Daiichi Sankyo and a $4.0 million research program expansion fee from Celgene.

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Revenue from research and collaborations	$19.8	$22.0	$(2.2)	(10%)

Revenue for the six months ended June 30, 2019 includes an $8.0 million development milestone received from Lilly upon Lilly’s submission of an IND application , $3.5 million in recognized deferred revenue from BeiGene in relation to the licensing and collaboration agreement for development of ZW25, payment received for the achievement of a $2.0 million development milestone upon Merck’s completion of GLP toxicology study for its first program, $3.5 million recognized upon Daiichi Sankyo’s exercise of commercial license option, $1.0 million recognized in relation to development milestone from Iconic, as well as $1.8 million in research support payments from our partners. Revenue in the same period in 2018 was due to an $18.0 million upfront technology access fee in relation to our second licensing agreement with Daiichi Sankyo and a $4.0 million research program expansion fee from Celgene.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
ZW25	$13.2	$7.1	$6.1	86%
ZW49	1.6	1.9	(0.3)	(16%)
Therapeutic platforms	1.9	2.0	(0.1)	(5%)
Other research activities	7.1	4.4	2.7	61%

Total research and development expense	$23.8	$15.4	$8.4	55%

During the three months ended June 30, 2019, our research and development expenditures increased by $8.4 million, compared to the same period in 2018. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for ZW25, as well as an increase in other research and discovery activities compared to the same period in 2018. Research and development expense included non-cash stock-based compensation expense of $1.5 million from equity classified equity awards (2018 – $0.6 million) and $1.6 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $0.7 million).

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
ZW25	$21.6	$12.9	$8.7	67%
ZW49	3.3	3.2	0.1	3%
Therapeutic platforms	3.7	3.7	—	—
Other research activities	12.7	8.7	4.0	46%

Total research and development expense	$41.3	$28.5	$12.8	45%

During the six months ended June 30, 2019, our research and development expenditures increased by $12.8 million, compared to the same period in 2018. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for ZW25, as well as an increase in other research and discovery activities compared to the same period in 2018. Research and development expense included non-cash stock-based compensation expense of $2.6 million from equity classified equity awards (2018 – $1.0 million) and $2.0 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $1.5 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
General and administrative expense	$12.8	$8.6	$4.2	49%

General and administrative expense increased for the three months ended June 30, 2019 by $4.2 million, compared to the same period in 2018, primarily due to an increase in employee compensation expenses due to increased head count in 2019 over 2018, including non-cash stock-based compensation. General and administrative expense in 2019 includes non-cash stock-based compensation expense of $1.6 million from equity classified equity awards (2018 – $1.1 million) and $4.8 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $2.4 million).

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
General and administrative expense	$21.8	$15.7	$6.1	39%

General and administrative expense increased for the six months ended June 30, 2019 by $6.1 million, compared to the same period in 2018, primarily due to an increase in employee compensation expenses due to increased head count in 2019 over 2018, including non-cash stock-based compensation. General and administrative expense in 2019 includes non-cash stock-based compensation expense of $3.1 million from equity classified equity awards (2018 – $1.7 million) and $6.1 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $4.0 million).

Other (Expense) Income, net

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Other income (expense), net	$1.0	$(2.0)	$3.0	150%

Other net income increased for the three months ended June 30, 2019 by $3.0 million compared to the same period in 2018. Net other income for 2019 primarily included $1.2 million of net interest income, which was partially offset by a $0.2 million net foreign exchange loss. Net other expense for the same period in 2018 primarily consisted a $2.2 million loss due to an increase in fair value of certain historical warrant liabilities and a $0.1 million net foreign exchange loss, which were offset by $0.3 million of net interest income.

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Other income (expense) , net	$2.1	$(3.2)	$5.3	166%

Other net income increased for the six months ended June 30, 2019 by $5.3 million compared to the same period in 2018. Net other income for 2019 primarily included $2.5 million of net interest income, which was partially offset by a $0.4 million net foreign exchange loss. Net other expense for the same period in 2018 primarily consisted of a $3.6 million loss due to an increase in fair value of warrant liabilities and a $0.1 million net foreign exchange loss, which were partially offset by $0.5 million of net interest income.

Liquidity and Capital Resources

Sources of Liquidity

Until the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, an issuance of convertible debentures which subsequently converted into equity securities, a private placement of preferred shares and a credit facility.

We closed our IPO on May 3, 2017, pursuant to which we sold 4,894,467 common shares (including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017) for gross proceeds of $63.6 million. We received net cash proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses.

We completed a subsequent public offering on June 11, 2018, pursuant to which we sold 6,210,000 common shares (including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option) for gross proceeds of $97.8 million. We received net proceeds of approximately $90.8 million, after underwriting discounts, commissions and offering expenses.

We completed a subsequent public offering on June 24, 2019 pursuant to which we sold (i) 7,013,892 common shares (including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 4,166,690 pre-funded warrants in lieu of common shares. We received gross proceeds of approximately $201.3 million. We received net cash proceeds of approximately $189.0 million, after underwriting discounts, commissions and offering expenses.

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of June 30, 2019, we had $355.6 million in cash and cash equivalents and short-term investments.

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

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six months Ended June 30
	2019	2018
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(34.6)	$(13.1)
Investing activities	85.4	(59.7)
Financing activities	190.5	92.5
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.3)

Net change in cash and cash equivalents	$241.3	$19.4

Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $34.6 million, which consisted of a net loss of $42.7 million, adjusted by non-cash charges of $18.2 million and a net decrease of $10.1 million in our net operating assets. The non-cash charges primarily consisted of $13.9 million in stock-based compensation for liability and equity classified stock options, $3.1 million in depreciation, amortization and non-cash lease expenses, $0.8 million in impairment charges, $0.3 million in increase of contingent consideration, $0.3 million in unrealized foreign currency loss and $0.1 million income from deferred income tax recovery. The change in our net operating assets and liabilities was primarily attributable to an increase in prepaid assets of $7.1 million, a decrease in deferred revenue of $3.5 million, increase in SR&ED and accounts receivable of $1.4 million, and a net decrease in operating lease liabilities of $0.5 million, which was partially offset by a net increase in accounts payable and accruals and income tax payable of $2.5 million.

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

Investing Activities

Net cash provided by investing activities for the six-month periods ended June 30, 2019 and June 30, 2018 is primarily related to a change in short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 included net proceeds of $189.0 million from our recent public offering of equity securities, $1.3 million from stock option exercises and

$0.2 million from the issuance of common shares in relation to our employee stock purchase plan, whereas the same period in 2018 included $91.8 million from our public offering of equity securities and $0.7 million from stock option exercises and proceeds from the issuance of common shares in relation to our employee stock purchase plan.

Funding Requirements

We have historically generated revenue from our strategic collaborations, licensing agreements and research support payments and we have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2019, combined with certain anticipated milestone payments from our collaborations, will enable us to fund our operating expenses and capital expenditure requirements into 2021 and potentially beyond. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by Zymeworks and our collaborators and therefore are uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington pursuant to leases that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia pursuant to a lease that will expire in August 2021. The leases contain rent escalation clauses. We entered into a lease on January 25, 2019 for office and laboratory space in Vancouver to serve as our future head office. The commencement date of this lease will be no later than September 21, 2021 and has an initial term of ten years, with two five-year extension options. Effective February 25, 2019, we also entered into a lease for office space in Seattle. The commencement date of this lease will be no later than September 1, 2019 for a portion of the space and no later than April 1, 2020 for the remaining portion of the space. The expiration date of the lease is April 30, 2025. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at June 30, 2019 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$21	$30	$7	$4	$2	$64
Operating lease obligations	1,930	2,263	1,391	975	1,861	8,420

Total contractual obligations	$1,951	$2,293	$1,398	$979	$1,863	$8,484

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

In August 2016, we entered into a license agreement with Innovative Targeting Solutions Inc. (“ITS”) to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period, of which $4.5 million was paid for the period up to June 30, 2019. Licensing fees paid have been recorded in intangible assets and are being amortized over a twelve-month period. We may also be required to make future payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2019, the development milestone payments had an estimated fair value of approximately $992 thousand, which has been recorded as contingent consideration within Other long-term liabilities (December 31, 2018: $707 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

Contingencies

From time to time, we may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. We do not believe we are currently subject to any matters where there is at least a reasonable possibility that a material loss may be incurred.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Segment Reporting

We view our operations and manage our business in one segment, which is the discovery, development and commercialization of next-generation biotherapeutics.

Outstanding Share Data

As of July 31, 2019, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 39,259,938 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of July 31, 2019, we had 4,166,690 common shares issuable pursuant to 4,166,690 pre-funded warrants, 2,257,417 common shares issuable pursuant to 2,257,417 exercisable outstanding stock options and 2,906,619 common shares issuable pursuant to 2,906,619 outstanding options that were not exercisable at that date.

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $355.6 million and $200.2 million at June 30, 2019 and December 31, 2018, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2019, our net monetary assets denominated in Canadian dollars was $3.2 million (C$4.2 million).

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are currently evaluating ZW25 in Phase 1 and 2 clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products. In addition, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’ out-of-pocket costs. Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Both U.S. Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we or our strategic partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our strategic partners are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

•

the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, effective in 2022, advanced practice nurses and physician assistants) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices (including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2018 and for the six months ended June 30, 2019 was $10.4 million, $36.6 million and $42.7 million, respectively. As of June 30, 2019, our accumulated deficit was approximately $188.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments and projected revenue from our existing strategic partnerships and licensing agreements will enable us to fund our operating expenses and capital expenditure requirement into 2021 and potentially beyond. We may also be eligible to receive certain research, development and commercial milestone payments in the future, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Strategic Partnerships and Collaborations” under Item 2 of Part 1 above. However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.

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

As of June 30, 2019 approximately 1.6% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:

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

•

strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, Celgene, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic may be terminated for convenience upon the completion of a specified notice period; and

•

we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner.

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

We rely on third-party manufacturers to produce our clinical product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. Any failure by a third party with respect to these activities may delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.

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

We rely on third parties to monitor, support, conduct and oversee clinical trials of the product candidates that we are developing and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.

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

We are also aware of third-party patents and patent applications containing claims directed to compositions and methods for treating various forms of cancer with antibodies targeting HER2, alone or in combination with other anti-cancer agents, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer. If our products or our strategic partners’ products were to be found to infringe any such patents, and we were unable to invalidate those patents, or if licenses for them are not available on commercially reasonable terms, or at all, our business could be materially harmed. These patents may not expire before we receive marketing authorization for our product candidates, and could delay the commercial launch of one or more future products. There is also no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.

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

In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. Although we currently do not have any products on the market, we may be subject, and if our product candidates are approved and we begin commercialization will be subject, to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry, and include, but are not limited to, anti-kickback, false claims, data privacy and security and transparency statutes and regulations.

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

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2019, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. As a U.S. domestic issuer, we are required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or the New York Stock Exchange (the “NYSE”), which may involve additional costs.

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

As of June 30, 2019, we had 203 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC, the applicable Canadian securities regulators, the NYSE and the Toronto Stock Exchange (the “TSX”), have legal and financial compliance costs and make some compliance activities time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and such investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Additionally, as a public company, we maintain our directors’ and officers’ liability insurance coverage, which results in higher insurance costs. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Effective December 31, 2019, we will no longer be an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies will no longer apply, which will increase our costs and demands on management.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 28, 2019, we will be a large accelerated filer as of December 31, 2019 and will therefore no longer qualify as an “emerging growth company” as defined in the JOBS Act. Additionally, due to our public float as of June 28, 2019, we no longer qualify as a “smaller reporting company” as defined under the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2020).

As an emerging growth company and a smaller reporting company, we have had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions related to certain “Say-on-Pay” rules under Section 14A of the Exchange Act, including requirements to hold a nonbinding advisory vote on named executive officer compensation, the frequency of such votes and arrangements with named executive officers regarding compensation based on or related to an acquisition, merger, or similar transaction.

Further, as an emerging growth company, we have not been subject to Section 404(b) of the Sarbanes Oxley Act (“Section 404”), which requires that our independent registered public accounting firm provide an attestation report of our internal controls over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common shares less attractive because of the additional compliance costs. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Pursuant to Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board (the “PCAOB”), our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our disclosure controls and procedures annually. We have thus far elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore have not previously delivered an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

As of December 31, 2019, we will no longer qualify as an emerging growth company. As a result, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting, pursuant to Section 404. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

We believe that we were not classified as a passive foreign investment company (“PFIC”) for the taxable year ended December 31, 2018. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Certain U.S. Income Tax Considerations For U.S. Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5 of our Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Income Tax Considerations For U.S. Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

Our principal shareholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.

Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 29.5% of our outstanding common shares as of June 30, 2019 (22.0% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.1% of our outstanding common shares as of June 30, 2019. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:

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

During the six months ended June 30, 2019, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 764,600 common shares under our equity compensation plans at exercise prices ranging from C$20.77 to C$20.87 and ranging from $15.23 to $19.11 per share and (ii) made an aggregate of 12,353 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $12.48 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Form of Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

3.2	Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Form of Pre-Funded Warrant to purchase Common Shares (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.1	Licence Agreement between Zymeworks Inc. and ICONIC Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).†

10.2	First Amendment to Platform Technology Transfer and License Agreement between Zymeworks Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 15, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2019).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	August 2, 2019

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 2, 2019