Form 10-Q
period 2019-09-30
Zymeworks Inc.
filed 2019-11-05
CIK 1403752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding common shares of the registrant, no par value per share, as of October 31, 2019 was 39,387,339

ZYMEWORKS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2019

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

Zymeworks Inc.

Index to Interim Condensed Consolidated Financial Statements (unaudited)

As of and for the three and nine months ended September 30, 2019

ZYMEWORKS INC.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,844	$42,205
Short-term investments (note 4)	84,259	157,959
SR&ED receivables	95	997
Accounts receivables	3,325	358
Prepaid expenses and other current assets	6,788	2,850

Total current assets	345,311	204,369
Deferred financing fees	—	265
Acquired in-process research and development (note 5)	17,628	18,396
Goodwill (note 5)	12,016	12,016
Long-term prepaid assets	2,278	1,135
Property and equipment, net	10,148	6,484
Operating lease right-of-use assets	5,443	—
Intangible assets, net	6,958	1,614
Deferred tax assets	255	84

Total assets	$400,037	$244,363

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$26,922	$13,403
Fair value of liability classified options	22,846	12,603
Current portion of operating lease liability (note 9)	912	—
Current portion of deferred revenue (note 8)	—	3,530
Other current liabilities (note 6)	9	450

Total current liabilities	50,689	29,986
Long-term portion of operating lease liability (note 9)	5,843	—
Long-term portion of deferred revenue (note 8)	32,941	32,941
Other long-term liabilities (note 6)	1,039	946

Total liabilities	90,512	63,873

Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at September 30, 2019 and December 31, 2018, respectively; 39,335,992 and 31,977,668 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (note 7a)	444,439	320,074
Additional paid-in capital	90,210	12,347
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(218,465)	(145,272)

Total shareholders’ equity	309,525	180,490

Total liabilities and shareholders’ equity	$400,037	$244,363

Research collaboration and licensing agreements (note 8)
Commitments and contingencies (note 10)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Research and development collaborations (note 8)	$7,860	$2,054	$27,667	$24,094
Operating expenses:
Research and development	29,251	14,195	70,511	42,648
General and administrative	12,173	7,447	33,937	23,161
Impairment on acquired IPR&D (note 5)	—	—	768	—

Total operating expenses	41,424	21,642	105,216	65,809

Loss from operations	(33,564)	(19,588)	(77,549)	(41,715)
Other income (expense):
Interest and other expense	(33)	(166)	(90)	(166)
Change in fair value of warrant liabilities	—	—	—	(3,565)
Interest and other income	2,097	1,131	4,566	1,648
Foreign exchange (loss) gain	117	(79)	(200)	(205)

Total other income (expense), net	2,181	886	4,276	(2,288)

Loss before income taxes	(31,383)	(18,702)	(73,273)	(44,003)
Current income tax recovery (expense)	710	(168)	(171)	(2,000)
Deferred income tax recovery	198	119	251	174

Net loss and comprehensive loss	$(30,475)	$(18,751)	$(73,193)	$(45,829)

Net loss per common share (note 2):
Basic	(0.70)	(0.59)	(2.03)	(1.63)
Diluted	(0.70)	(0.59)	(2.03)	(1.63)
Weighted-average common shares outstanding (note 2):
Basic	43,445,379	31,959,206	36,143,113	28,119,872
Diluted	43,445,379	31,959,206	36,143,113	28,119,872

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of options	52,130	549	—	—	(130)	419
Issuance of common shares through employee share purchase plan	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss	—	—	(13,641)	—	—	(13,641)

Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007
Issuance of common shares on exercise of options	115,298	2,285	—	—	(241)	2,044
Stock-based compensation	—	—	—	—	3,038	3,038
Issuance of common shares and warrants in connection with public offering (note 1 and 7c)	7,013,892	117,941	—	—	70,064	188,005
Net Loss	—	—	(29,077)	—	—	(29,077)

Balance at June 30, 2019	39,177,669	$441,174	$(187,990)	$(6,659)	$87,492	$334,017
Issuance of common shares on exercise of options	133,696	2,827	—	—	(592)	2,235
Issuance of common shares through employee share purchase plan	24,627	438	—	—	—	438
Stock-based compensation	—	—	—	—	3,310	3,310
Net Loss	—	—	(30,475)	—	—	(30,475)

Balance at September 30, 2019	39,335,992	$444,439	$(218,465)	$(6,659)	$90,210	$309,525

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2018	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of options	7,207	56	—	—	(22)	34
Issuance of common shares through employee share purchase plan	13,247	100	—	—	—	100
Stock-based compensation	—	—	—	—	(830)	(830)
Net loss			(21,204)			(21,204)

Balance at March 31, 2018	25,464,460	$223,147	$(129,920)	$(6,659)	$7,960	$94,528
Issuance of common shares on exercise of options	69,620	874	—	—	(272)	602
Stock-based compensation	—	—	—	—	1,517	1,517
Issuance of common shares on exercise of warrants	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering	6,210,000	90,779	—	—	—	90,779
Net Loss	—	—	(5,874)	—	—	(5,874)

Balance at June 30, 2018	31,950,441	$319,713	$(135,794)	$(6,659)	$9,205	$186,465
Issuance of common shares on exercise of options	2,997	52	—	—	(5)	47
Issuance of common shares through employee share purchase plan	9,242	152	—	—	—	152
Stock-based compensation	—	—	—	—	1,784	1,784
Share issue costs in connection with public offering	—	(27)	—	—	—	(27)
Net Loss	—	—	(18,751)	—	—	(18,751)

Balance at September 30, 2018	31,962,680	$319,890	$(154,545)	$(6,659)	$10,984	$169,670

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Loss for the period	$(73,193)	$(45,829)
Items not involving cash:
Depreciation and amortization of property and equipment	1,573	1,400
Amortization of intangible assets	2,156	1,094
Impairment of acquired IPR&D	768	—
Stock-based compensation	20,965	11,943
Amortization of operating lease right-of-use assets	1,019	—
Deferred income tax expense (recovery)	(171)	(174)
Change in fair value of warrant liabilities	—	3,565
Change in fair value of contingent consideration	285	53
Unrealized foreign exchange loss	152	254

Changes in non-cash operating working capital:
Accounts receivable	(2,967)	(15)
SR&ED receivables	902	1,088
Prepaid expenses and other current assets	(5,567)	(280)
Accounts payable and accrued liabilities	12,449	1,018
Operating lease liabilities	(41)	—
Deferred revenue	(3,530)	—
Income taxes payable	(299)	(45)

Net cash used in operating activities	(45,499)	(25,928)

Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 1 and 7c)	188,231	90,752
Issuance of common shares on exercise of options (note 7d)	2,687	581
Issuance of common shares through employee share purchase plan	598	252
Finance lease payments	(13)	(8)

Net cash from financing activities	191,503	91,577

Cash flows from investing activities:
Short-term investments	74,286	(69,881)
Acquisition of property and equipment	(4,181)	(544)
Acquisition of intangible assets	(7,500)	(2,607)

Net cash from (used in) investing activities	62,605	(73,032)

Effect of exchange rate changes on cash and cash equivalents	30	(188)

Net change in cash and cash equivalents	208,639	(7,571)
Cash and cash equivalents, beginning of period	42,205	35,946

Cash and cash equivalents, end of period	$250,844	$28,375

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	6,682	—
Share issue costs and deferred financing fees in accounts payable and accrued liabilities	—	153
Acquisition of property and equipment in accounts payable and accrued liabilities	1,056	63
Cashless exercise of warrants	—	4,913

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.

Notes to the Interim Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations

Zymeworks (the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).

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

Public Offering

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

These unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results that can be expected for a full year. These unaudited interim financial statements follow the same significant accounting policies as those described in the notes to the audited financial statements of the Company for the year ended December 31, 2018, except for the new accounting guidance adopted during the period (note 3). Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, amounts receivable, accounts payable and accrued liabilities, finance and operating lease obligations, liability classified options and other long-term liabilities.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$22,846	$—	$—	$22,846
Liability for contingent consideration (note 10)	992	—	—	992

Total	$23,838	$—	$—	$23,838

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$12,603	$—	$—	$12,603
Liability for contingent consideration (note 10)	707			707

Total	$13,310	$—	$—	$13,310

The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended September 30, 2019	$20,127	$—	$3,687	$(796)	$(172)	$22,846
Nine months ended September 30, 2019	$12,603	$119	$11,850	$(2,009)	$283	$22,846

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended September 30, 2019	$992	$—	$992
Nine months ended September 30, 2019	$707	$285	$992

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders:
Basic	$(30,475)	$(18,751)	$(73,193)	$(45,829)

Diluted	$(30,475)	$(18,751)	$(73,193)	$(45,829)

Denominator:
Weighted-average common shares outstanding:
Basic (*)	43,445,379	31,959,206	36,143,113	28,119,872

Diluted	43,445,379	31,959,206	36,143,113	28,119,872
Net loss per common share—basic	$(0.70)	$(0.59)	$(2.03)	$(1.63)
Net loss per common share—diluted	$(0.70)	$(0.59)	$(2.03)	$(1.63)

(*):

Weighted average number of common shares used in the basic earnings per share calculation for the three and nine months ended September 30, 2019 includes the pre-funded warrants issued in connection with the Company’s June 2019 offering as the warrants are exercisable at any time and for nominal cash consideration.

3. Recent Accounting Pronouncements

Initial adoption of new accounting pronouncements

Adoption of Topic 842 (Leases)

On January 1, 2019 the Company adopted Topic 842 using the modified retrospective approach with a cumulative-effect adjustment to accumulated deficit as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842) — Targeted Improvements. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC Topic 840: Leases (“Topic 840”). The Company elected certain practical expedients permitted under the transition guidance within the new standard, including not to separate non-lease components in determining operating lease liability.

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

The Company evaluated its facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Topic 842 and determined that, except for the facility and equipment leases described above, none of its contracts contain a lease. The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2019 were as follows:

	As reported	Effect of Adoption of Topic 842 Higher / (Lower)	Balances Without the Adoption of Topic 842
Operating expenses for the three months ended September 30, 2019	$41,424	$158	$41,266
Operating expenses for the nine months ended September 30, 2019	$105,216	$408	$104,808

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

In August 2018, the FASB issued ASU 2018–15, Intangibles — Goodwill and Other — Internal Use Software (Subtopic 350–40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

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

During the nine months ended September 30, 2019, the Company recorded an impairment charge of $768 related to the fair value of IPR&D recognized in relation to collaboration efforts with VAR2 Pharmaceuticals ApS (“VAR2”) as parties jointly decided not to pursue opportunities for the co-development and collaboration for antibody-based therapies. The corresponding decrease in deferred tax liability and increase in valuation allowance against deferred tax asset balances of $207 were also recorded. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	(768)	(768)

Balance at September 30, 2019	$20,700	$(3,072)	$17,628

The Company concluded that there were no further impairment indicators related to IPR&D as of September 30, 2019.

Goodwill

The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2019.

6. Liabilities

Accounts payable and accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Trade payables	$8,040	$2,599
Accrued research expenses	13,589	6,633
Employee compensation and vacation accruals	3,430	2,926
Accrued legal and professional fees	1,036	556
Other	827	689

Total	$26,922	$13,403

Other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Current income tax liability	$—	$299
Current portion of lease inducements	—	136
Current portion of finance lease liability (note 9)	9	15

Total	$9	$450

Other long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Liability for contingent consideration (note 10)	$992	$707
Lease inducements	—	197
Finance lease liability (note 9)	47	42

Total	$1,039	$946

7. Redeemable Convertible Class A Preferred Shares, and Shareholders’ Equity

The number of shares and per share amounts are presented in actual amounts.

a.	Authorized

On May 2, 2017, the Company’s new Articles of Incorporation were issued under which the Company has an unlimited number of voting Common Shares and Preferred Shares without par value.

Under the Company’s former Articles of Incorporation dated December 21, 2015, the Company had 6,413,265 authorized Redeemable Convertible Class A Preferred Shares.

b.	Preferred Shares

As of September 30, 2019 and December 31, 2018, no preferred shares were issued or outstanding, respectively.

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571

Granted	322,800	21.34	15.91
Exercised	(241,906)	10.60	7.97
Forfeited	(37,906)	17.45	13.18

Outstanding, September 30, 2019	2,488,978	15.88	11.99	6.86	42,215	31,883

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
Granted	1,210,050	17.07
Exercised	(59,218)	12.94
Forfeited	(30,261)	15.52

Outstanding, September 30, 2019	2,660,349	14.05	8.79	28,659

During the nine months ended September 30, 2019, the Company received cash proceeds of $2,686 (C$3,267) from stock options exercised.

The stock options expire at various dates from September 30, 2019 to September 16, 2029.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses:
Stock-based compensation for equity classified instruments	$1,690	$691	$4,324	$1,724
Change in fair value of liability classified equity instruments	888	496	2,856	1,966

	$2,578	$1,187	$7,180	$3,690
General and administrative expenses:
Stock-based compensation for equity classified instruments	$1,721	$1,093	$4,791	$2,758
Change in fair value of liability classified equity instruments	2,781	1,304	8,908	5,342

	$4,502	$2,397	$13,699	$8,100
Finance expenses:
Stock-based compensation for equity classified instruments	$—	$—	$—	$1
Change in fair value of liability classified equity instruments	18	39	86	152

	$18	$39	$86	$153

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility	73.74%	66.0%
Risk-free interest rate	1.46%	2.17%
Expected average life of options	6.05 years	5.91 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility	72.91%	66.0%
Risk-free interest rate	2.36%	2.64%
Expected average life of options	6.02 years	5.87 years

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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	September 30, 2019	September 30, 2018
Dividend yield	0%	0%
Expected volatility	72.8%	66.5%
Risk-free interest rate	1.47%	1.55%
Expected average option term	3.56 years	5.89 years
Number of liability classified stock options outstanding	1,327,334	1,441,163

At September 30, 2019, the unamortized compensation expense related to unvested options was $14,276 (C$18,905). The remaining unamortized compensation expense as of September 30, 2019 will be recognized over a weighted-average period of 1.74 years.

e.	Employee Stock Purchase Plan:

On April 10, 2017, the employee stock purchase plan, (ESPP), was approved by the shareholders of the Company and became effective immediately prior to the consummation of the IPO. On June 7, 2018, certain amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company’s common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.

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

The number of common shares reserved for issuance under the ESPP shall not exceed 272,350 common shares, plus the number of common shares that are automatically added on January 1st of each year, commencing on (and including) January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1% of the total number of common shares issued and outstanding on December 31st of the preceding calendar year, and (ii) 419,000 common shares. As this plan is considered compensatory, a charge of $232 has been recorded to research and development expense and general and administrative expense accounts. As of September 30, 2019, total amount contributed by the ESPP participants is $223.

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

The Company has entered into a number of collaboration and licensing agreements. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to the Company’s intellectual property, (ii) research and development services, (iii) drug product manufacturing, and (iv) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:

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

Strategic Partnership Revenue

The following table presents summarized revenue recognized from the Company’s strategic partnerships.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
BeiGene:
Recognition of upfront fee	$—	$—	$3,530	$—
Lilly:
Milestone revenue	—	2,000	8,000	2,000
Daiichi Sankyo:
Upfront technology access fee	—	—	—	18,000
Commercial license option fee	—	—	3,500	—
LEO:
Research support payments	336	—	1,108	—
Celgene:
Option exercise fee	7,500	—	7,500	4,000
Merck:
Milestone revenue	—	—	2,000	—
Iconic:
Milestone revenue	—	—	1,000	—
Research support and supplies payments	24	—	1,029	—
Other:
Research support payments	—	54	—	94

	$7,860	$2,054	$27,667	$24,094

As at September 30, 2019 and December 31, 2018, contract assets from research, collaboration and licensing agreements were $nil. Contract liabilities are comprised of $32,941 deferred revenue from BeiGene as of September 30, 2019 (December 31, 2018: $36,471) as disclosed below.

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

During the nine months September 30, 2019, the Company recorded $nil (2018: $nil) in research support payments from Merck, under the terms of the amended agreement.

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

During the nine months September 30, 2019, the Company recorded $nil (2018: $nil) in research support revenue from Lilly. Lilly was a related party during 2018 but was not considered a related party as of December 31, 2018 and thereafter.

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

On April 22, 2018, Celgene exercised its right to increase the number of potential products it can develop and commercialize from eight to ten and extended the research program term by 24 months until April 2020, for which the Company received an expansion fee of $4.0 million and is eligible to receive up to $164.0 million per additional product in development and commercial milestones plus royalties on worldwide sales in accordance with the terms of the licensing and collaboration agreement. The research period extension commenced on April 22, 2018. In July 2019, the Company recorded $7.5 million on exercise of a Commercial License Option.

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

During the nine months ended September 30, 2019, the Company recorded $nil in research support revenue from Daiichi Sankyo (2018: $nil).

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

During the nine months ended September 30, 2019, the Company recorded $1,108 in research support revenue from LEO (2018: $nil).

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

In order to evaluate the appropriate transaction price, the Company determined that the upfront amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The Company estimated selling price of the deliverables based on comparable license and collaboration arrangements as well as using internal estimates of cost to perform the specific services plus a normal profit margin for providing the services. The Company allocated the transaction price for the ZW25 Agreement to performance obligations under deliverables (1) and (2), (3) and (4) and (8). Out of $7.1 million which was allocated to deliverables (1) and (2) of the ZW25 Agreement, the Company recognized $3.5 million for the nine months ended September 30, 2019.

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

As of September 30, 2019, $32,941 of upfront fees from the ZW25 and ZW49 agreements was recorded as deferred revenue on the Company’s consolidated financial statements (December 31, 2018: $36,471). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Iconic, is a customer. The Company identified the following promised goods and services at the inception of the Iconic agreement: (1) the research and commercial license, (2) the transfer of the Company’s platform technology (ZymeLink) and relevant know-how and assistance related to transfer (3) Manufacturing services to be provided upon Iconic’s request and (4) support for application of technology and research materials upon Iconic’s request. The Company concluded that the licenses and platform technology together are distinct. Accordingly, the deliverables (1) and (2) were considered as a single performance obligation. The manufacturing and support activities to be performed upon Iconic’s request are also determined to be distinct as Iconic or another third party could provide these services without the Company’s assistance. The revenue to be received from Iconic from delivery of these services will be recognized upon performance of such activities at rates consistent with prevailing market rates.

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

During the nine months ended September 30, 2019, the Company recorded $1.0 million in support and supply payments from Iconic (2018: $nil).

9. Leases

The Company leases office premises in Vancouver, British Columbia and Seattle, Washington that expire in August 2021 and February 2022, respectively. The Company has also entered into a lease for laboratory space in Vancouver, British Columbia that will expire in August 2021. The leases contain rent escalation clauses. The Company entered into a lease on January 25, 2019 in Vancouver to serve as the Company’s future head office. The commencement date of this lease will be no later than September 21, 2021, and has an initial term of ten years, with two five-year extension options. Effective February 25, 2019, the Company also entered into a lease for office space in Seattle. The commencement date of this lease was July 30, 2019 for a portion of the space and will be no later than April 1, 2020 for the remaining portion of the space. The expiration date of the lease is April 30, 2025 with a five-year extension option. None of these optional extension periods have been included in the determination of the right-of-use asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.

The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion	$912	$—
Long-term portion	5,843	—

Total operating lease liabilities	6,755	$—

Finance lease liabilities:
Current portion included in other current liabilities	9	15
Long-term portion included in other long-term liabilities	47	42

Total finance lease liabilities	56	57

Total lease liabilities	$6,811	$57

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019 was $1.2 million and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$1,307
1 to 2 years	2,253
2 to 3 years	1,131
3 to 4 years	982
4 to 5 years	1,010
Thereafter	604

Total operating lease payments	7,287
Less:
Imputed interest	(532)

Operating lease liabilities	$6,755

As of September 30, 2019, the weighted average remaining lease term is 4.3 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollar and 2.9% for leases in U.S. dollar.

During the three months ended September 30, 2019, the Company incurred total operating lease expenses of $698, which included lease expenses associated with fixed lease payments of $657, and variable payments associated with Common area maintenance and similar expenses of $41.

The Company also leases office equipment under finance lease agreements. As of September 30, 2019, the maturities of the Company’s finance lease liabilities were as follows:

Finance leases

Within 1 year	$27
1 to 2 years	22
2 to 3 years	6
3 to 4 years	4
4 to 5 years	2
Thereafter	—

Total finance lease payments	61
Less:
Imputed interest	(5)

Finance lease liabilities	$56

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

In August 2016, the Company entered into a license agreement with Innovative Targeting Solutions Inc., (“ITS”), to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period, the full outstanding amount of which was paid in the period ended September 30, 2019 in accordance with the prepayment terms thereunder. As a result, as of September 30, 2019, we have no further licensing fee payment obligations under the agreement. Licensing fees paid to ITS are recorded in intangible assets and are amortized over useful lives. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales. No liabilities have been recorded for any amounts payable as of September 30, 2019.

In connection with the Kairos acquisition, the Company may be required to make future payments to CVI upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2019, the contingent consideration had an estimated fair value of approximately $992, which has been recorded within Other long-term liabilities (note 6) (2018: $707). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.

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

Description of Business and Products

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody which targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of ZW25 may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, single agent ZW25, and ZW25 in combination with chemotherapy, have been well tolerated with promising anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. In 2019 we initiated a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive metastatic gastric, gastroesophageal junction and esophageal adenocarcinomas. In addition, ZW25 continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in several niche indications including biliary tract, colorectal, gynecological and other HER2-expressing cancers. Our second product candidate, ZW49, capitalizes on the unique design of ZW25 and is a bispecific antibody-drug conjugate (“ADC”) based on the same antibody framework as ZW25 but armed with our proprietary ZymeLink-cytotoxic (potent cancer cell-killing) payload. We designed ZW49 to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and anti-tumor activity of ZW49 began in 2019. We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology (“I-O”) agents) and other therapeutic areas. In addition to our robust pipeline, our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (“Celgene”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen

Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Ltd. (“BeiGene”) and Iconic Therapeutics, Inc. (“Iconic”).

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

We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018 and 2019. From inception through September 30, 2019, we received approximately $421.5 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2019, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2021 and potentially beyond.

Through September 30, 2019, we had an accumulated deficit of $218.5 million. We reported a net loss of $73.2 million for the nine months ended September 30, 2019. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

We voluntarily delisted our common shares from the Toronto Stock Exchange (“TSX”) as of the close of business on October 1, 2019. Prior to the voluntary delisting, our common shares traded on the TSX under the symbol “ZYME”. We continue to be listed on the New York Stock Exchange (the “NYSE”) under the symbol “ZYME”.

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

Second Licensing Agreement with Daiichi Sankyo

In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million, including an upfront technology access fee payment of $18.0 million (received in 2018), development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products.

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

Under the agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all of the development and commercialization costs in their own territories.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to the critical accounting policies and estimates described in our most recent annual consolidated financial statements, except the adoption of ASU 2016–02, Leases (Topic 842), effective on January 1, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016–02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017–13, ASU 2018–10 and ASU 2018–11 (collectively, Topic 842). We adopted the new standard effective January 1, 2019, as required, using the modified retrospective approach. The adoption of Topic 842 did have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date, and as of or for the nine months ended September 30, 2019 as described in notes to the consolidated financial statements. We have included the disclosures required by Topic 842.

A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2019 within this Quarterly Report on Form 10-Q.

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

It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical research and development programs, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

General and Administrative Expense

General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, intellectual property, business development, human resources and other business operations functions, as well as legal and professional fees, travel and other general office expenses. We expect to incur additional expenses related to supporting our ongoing research and development activities, operating as a public company and other administrative expenses.

Other Income (Expense)

Other income (expense) primarily consists of interest expense, interest income, change in fair value of warrant liabilities and foreign exchange gain (loss).

Results of Operations for the Three and Nine months Ended September 30, 2019 and 2018

Research and Development Revenue

The following represents a comparison of our research and development revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Revenue from research and collaborations	$7.9	$2.1	$5.8	276%

Our revenue for each period presented is primarily comprised of non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements. Revenue for the three months ended September 30, 2019 includes $7.5 million recognized upon Celgene’s exercise of its commercial license option and $0.4 million in research and support payments from our partners. Revenue in the same period in 2018 was primarily due to a $2.0 million development milestone upon Lilly’s submission of an IND application under the first licensing agreement with Lilly.

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Revenue from research and collaborations	$27.7	$24.1	$3.6	15%

Revenue for the nine months ended September 30, 2019 includes an $8.0 million development milestone received from Lilly upon Lilly’s submission of an IND application, $3.5 million in recognized deferred revenue from BeiGene in relation to the licensing and collaboration agreement for development of ZW25, a $2.0 million payment received for the achievement of a development milestone upon Merck’s completion of a GLP toxicology study for its first program, $3.5 million recognized upon Daiichi Sankyo’s exercise of a commercial license option, $1.0 million recognized in relation to a development milestone from Iconic, $7.5 million recognized upon Celgene’s exercise of its commercial license option as well as $2.2 million in research support payments from our partners. Revenue in the same period in 2018 was due to an $18.0 million upfront technology access fee in relation to the second licensing agreement with Daiichi Sankyo, a $4.0 million research program expansion fee from Celgene, a $2.0 million development milestone from Lilly and $0.1 million in research support payments.

Research and Development Expense

The following represents a comparison of our research and development expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
ZW25	$16.8	$6.3	$10.5	167%
ZW49	2.5	1.7	0.8	47%
Therapeutic platforms	1.6	1.6	-	0%
Other research activities	8.3	4.6	3.7	80%

Total research and development expense	$29.2	$14.2	$15.0	106%

During the three months ended September 30, 2019, our research and development expenditures increased by $15.0 million, compared to the same period in 2018. This was primarily due to an increase in clinical trial activity and associated manufacturing costs for ZW25, as well as an increase in other research and discovery activities compared to the same period in 2018. Research and development expense included non-cash stock-based compensation expense of $1.7 million from equity classified equity awards (2018 – $0.7 million) and $0.9 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $0.5 million).

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
ZW25	$38.4	$19.3	$19.1	99%
ZW49	5.8	4.8	1.0	21%
Therapeutic platforms	5.2	5.2	-	0%
Other research activities	21.1	13.3	7.8	59%

Total research and development expense	$70.5	$42.6	$27.9	65%

During the nine months ended September 30, 2019, our research and development expenditures increased by $27.9 million, compared to the same period in 2018. This was primarily due to an increase in clinical trial activity and associated manufacturing costs for ZW25, as well as an increase in other research and discovery activities compared to the same period in 2018. Research and development expense included non-cash stock-based compensation expense of $4.3 million from equity classified equity awards (2018 – $1.7 million) and $2.9 million expense related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $2.0 million).

General and Administrative Expense

The following represents a comparison of our general and administrative expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
General and administrative expense	$12.2	$7.5	$4.7	63%

General and administrative expense increased for the three months ended September 30, 2019 by $4.7 million, compared to the same period in 2018, primarily due to an increase in employee compensation expenses relating to non-cash stock-based compensation, as well as increased head count in 2019 over 2018. General and administrative expense in 2019 includes non-cash stock-based compensation expense of $1.7 million from equity classified equity awards (2018 – $1.1 million) and $2.8 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $1.3 million).

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
General and administrative expense	$33.9	$23.2	$10.7	46%

General and administrative expense increased for the nine months ended September 30, 2019 by $10.7 million, compared to the same period in 2018, primarily due to an increase in employee compensation expenses relating to non-cash stock-based compensation, as well as increased head count in 2019 over 2018. General and administrative expense in 2019 includes non-cash stock-based compensation expense of $4.8 million from equity classified equity awards (2018 – $2.8 million) and $8.9 million related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (2018 – $5.3 million).

Other Income (Expense), net

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Other income (expense), net	$2.2	$0.9	$1.3	144%

Other net income increased for the three months ended September 30, 2019 by $1.3 million compared to the same period in 2018. Net other income for 2019 primarily included $2.1 million of net interest and other income and $0.1 million net foreign exchange gain. Net other income for 2018 primarily included $1.0 million of net interest and other income, which was offset by net foreign exchange loss and other expenses.

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(dollars in millions)
Other income (expense), net	$4.3	$(2.3)	$6.6	287%

Other net income increased for the nine months ended September 30, 2019 by $6.6 million compared to the same period in 2018. Net other income for 2019 primarily included $4.6 million of net interest and other income, which was partially offset by a $0.2 million net foreign exchange loss. Net other expense for 2018 primarily included a $3.6 million loss due to an increase in fair value of warrant liabilities and a $0.2 million net foreign exchange loss, which were partially offset by $1.6 million of net interest and other income.

Liquidity and Capital Resources

Sources of Liquidity

Until the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, the issuance of convertible debentures which subsequently converted into equity securities, and a private placement of preferred shares and a credit facility.

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

We completed a subsequent public offering on June 24, 2019 pursuant to which we sold (i) 7,013,892 common shares (including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 4,166,690 pre-funded warrants in lieu of common shares. We received gross proceeds of approximately $201.3 million. We received net cash proceeds of approximately $188.0 million, after underwriting discounts, commissions and offering expenses.

In addition, our operations have been funded through upfront fees, milestone payments, research support payments from our strategic partners, government grants and SR&ED credits. As of September 30, 2019, we had $335.1 million in cash and cash equivalents and short-term investments.

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

Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30
	2019	2018
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(45.5)	$(25.9)
Investing activities	62.6	(73.0)
Financing activities	191.5	91.5
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.2)

Net change in cash and cash equivalents	$208.6	$(7.6)

Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $45.5 million, which consisted of a net loss of $73.2 million, adjusted by non-cash charges of $26.7 million and a net decrease of $0.9 million in our net operating assets. The non-cash charges primarily consisted of $21.0 million in stock-based compensation for liability and equity classified stock options, $4.7 million in depreciation, amortization and non-cash lease expenses, $0.8 million in impairment charges, $0.3 million in increase of contingent consideration. The change in our net operating assets and liabilities was primarily attributable to an increase in accounts payable and accruals and income tax payable of $12.2 million which was partially offset by an increase in prepaid assets of $5.6 million, a decrease in deferred revenue of $3.5 million and an increase in accounts receivable and SR&ED receivable of $2.1 million.

During the nine months ended September 30, 2018, cash used in operating activities was $25.9 million, which consisted of a net loss of $45.8 million, adjusted by non-cash charges of $18.1 million and a net increase of $1.8 million in our net operating assets. The non-cash charges primarily consisted of $11.9 million in stock-based compensation for liability and equity classified stock options, $2.5 million in depreciation and amortization, $3.6 million in increase in fair value of warrant liabilities and $0.3 million in unrealized foreign currency loss, which were partially offset by a $0.2 million income tax recovery. The change in our net operating assets and liabilities was primarily attributable to a decrease in our SR&ED and accounts receivable of $1.1 million and an increase in our accounts payable and accrued liabilities and income taxes payable of $1.0 million, which was partially offset by an increase in prepaid assets of $0.3 million.

Investing Activities

Net cash provided by investing activities for the nine month periods ended September 30, 2019 and September 30, 2018 is primarily related to a change in short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 included net proceeds of $188.0 million from our recent public offering of equity securities, $2.7 million from stock option exercises and

$0.6 million from the issuance of common shares in relation to our employee stock purchase plan, whereas the same period in 2018 included net proceeds of $90.8 million from our public offering of equity securities, $0.6 million from stock option exercises and $0.3 million from the issuance of common shares in relation to our employee stock purchase plan.

Funding Requirements

We have historically generated revenue from our strategic collaborations, licensing agreements and research support payments and we have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2019, combined with certain anticipated milestone payments from our collaborations, will enable us to fund our operating expenses and capital expenditure requirements into 2021 and potentially beyond. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by Zymeworks and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.

Contractual Obligations and Contingent Liabilities

Lease Commitments

We lease office premises in Vancouver, British Columbia and Seattle, Washington pursuant to leases that expire in August 2021 and February 2022, respectively. We also lease laboratory space in Vancouver, British Columbia pursuant to a lease that will expire in August 2021. The leases contain rent escalation clauses. We entered into a lease on January 25, 2019 for office and laboratory space in Vancouver to serve as our future head office. The commencement date of this lease will be no later than September 21, 2021 and has an initial term of ten years, with two five-year extension options. Effective February 25, 2019, we also entered into a lease for office space in Seattle. The commencement date of this lease was July 30, 2019 for a portion of the space and will be no later than April 1, 2020 for the remaining portion of the space. The expiration date of the lease is April 30, 2025. We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at September 30, 2019 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$27	$22	$6	$4	$2	$61
Operating lease obligations	1,307	2,253	1,131	982	1,614	7,287

Total contractual obligations	$1,334	$2,275	$1,137	$986	$1,616	$7,348

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

In August 2016, we entered into a license agreement with Innovative Targeting Solutions Inc. (“ITS”) to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period, the full outstanding amount of which was paid in the period ended September 30, 2019 in accordance with the prepayment terms thereunder. As a result, as of September 30, 2019, we have no further licensing fee payment obligations under the agreement. Licensing fees paid have been recorded in intangible assets and are being amortized over their useful lives. We may also be required to make future payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2019, the development milestone payments had an estimated fair value of approximately $992 thousand, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2018: $707 thousand). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.

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

Outstanding Share Data

As of October 31, 2019, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 39,387,339 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of October 31, 2019, we had 4,166,690 common shares issuable pursuant to 4,166,690 pre-funded warrants, 2,338,347 common shares issuable pursuant to 2,338,347 exercisable outstanding stock options and 2,911,149 common shares issuable pursuant to 2,911,149 outstanding options that were not exercisable at that date.

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $335.1 million and $200.2 million at September 30, 2019 and December 31, 2018, respectively, consisting primarily of funds in cash and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We undertake certain transactions in Canadian dollars and as such are subject to risk due to fluctuations in exchange rates. Canadian dollar denominated payables are paid at the converted rate as due. We do not use derivative instruments to hedge exposure to foreign exchange rate risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2019, our net monetary assets denominated in Canadian dollars was $5.8 million (C$7.6 million).

Our operating results and financial position are reported in U.S. dollars in our financial statements. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact upon our loss and may also affect the value of our assets and the amount of shareholders equity. A hypothetical 10% increase (decrease) in the value of the Canadian dollar would result in a foreign exchange gain (loss) of $0.6 million being recorded in the Consolidated Statements of Loss and Comprehensive Loss on the translation of our Canadian dollar net monetary assets into our U.S. dollar functional currency.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, and are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2017 and 2018 and for the nine months ended September 30, 2019 was $10.4 million, $36.6 million and $73.2 million, respectively. As of September 30, 2019, our accumulated deficit was approximately $218.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

As of September 30, 2019, approximately 2.0% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. Fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

We do not currently own or operate any manufacturing facilities. We rely on our strategic partners to manufacture product candidates licensed to them or work with multiple third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

Our research and development involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by Washington State and the Province of British Columbia to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

The change from foreign private issuer to U.S. domestic issuer status may result in additional costs and expenses to us.

As of June 30, 2018, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2019, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. As a U.S. domestic issuer, we are required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or the NYSE, which may involve additional costs.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business expertise of Dr. Ali Tehrani, Ph.D., our President and Chief Executive Officer, Mr. Neil Klompas, our Executive Vice President, Business Operations and Chief Financial Officer, and other members of our senior management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We currently maintain “key person” insurance coverage for Dr. Tehrani (C$5.0 million) and Mr. Neil Klompas (C$2.0 million). The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of September 30, 2019, we had 226 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks not required for a private company. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC, the applicable Canadian securities regulators and the NYSE have legal and financial compliance costs and make some compliance activities time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and such investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Additionally, as a public company, we maintain our directors’ and officers’ liability insurance coverage, which results in higher insurance costs. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Under the corporate governance standards of the NYSE, a majority of our board of directors and each member of our audit committee must be an independent director. Canadian securities laws require each member of the audit committee to be independent within the meaning of Canadian securities laws. As of the date of this Quarterly Report on Form 10-Q, we meet these requirements, but we may in the future encounter difficulty in attracting and retaining qualified persons to serve on our board of directors and the audit committee, and our board of directors and management may be required to divert significant time and attention and resources away from our business to identify qualified directors. If we fail to attract and retain the required number of independent directors, we may be subject to the delisting of our common shares from the NYSE.

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

The NYSE may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities may fail to meet the continued listing requirements to be listed on the NYSE. If the NYSE delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:

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

Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 31.1% of our outstanding common shares as of September 30, 2019 (24.8% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 3.6% of our outstanding common shares as of September 30, 2019. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:

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

During the nine months ended September 30, 2019, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 847,800 common shares under our equity compensation plans at exercise prices ranging from C$20.77 to C$30.81 and ranging from $15.23 to $25.83 per share and (ii) made an aggregate of 26,368 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $12.49 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

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

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	November 5, 2019

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 5, 2019