Form 10-K
period 2019-12-31
Zymeworks Inc.
filed 2020-03-02
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number:
001-38068

ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	47-2569713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 540—1385 West 8
th
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
☒
    No
☐
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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934).    Yes
☐
    No
☒
The aggregate market value of the voting and
non-voting
common shares held by
non-affiliates
of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE was approximately $851.7 million.
The number of outstanding common shares of the registrant, no par value per share, as of February
2
7
, 2020 was 45,518,869
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form
 10-K.
Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

ZYMEWORKS INC.
FORM
10-K
For the Fiscal Year Ended December 31, 2019

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

All forward-looking statements, including, without limitation, those related to our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:
•	our ability to manage our growth effectively;

•	the absence of material adverse changes in our industry or the global economy;

•	our ability to understand and predict trends in our industry and markets;

•	our ability to maintain good business relationships with our strategic partners;

•	our ability to comply with current and future regulatory standards;

•	our ability to protect our intellectual property rights;

•	our continued compliance with third-party license terms and the non-infringement of third-party intellectual property rights;

•	our ability to manage and integrate acquisitions;

•	our ability to retain key personnel; and

•	our ability to raise sufficient debt or equity financing to support our continued growth.

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•	our ability to obtain regulatory approval for our product candidates without significant delays;

•	the predictive value of our current or planned clinical trials;

•	delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;

•	our, or any of our partners’, ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;

•	the design or our execution of clinical trials may not support regulatory approval, including where clinical trials are conducted outside the United States;

•	the Fast Track designations for any of our product candidates may not expedite regulatory review or approval;

•	The U.S. Food and Drug Administration (“FDA”) may not accept data from trials we conduct outside the United States;

•	our discretion to discontinue or reprioritize the development of any of our product candidates;

•	the potential for our product candidates to have undesirable side effects;

•	no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;

•	our ability to face significant competition;

•	the competitive threat of biosimilar products;

•	the likelihood of broad market acceptance of our product candidates;

•	our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;

•	our ability to commercialize products outside of the United States;

•	the outcome of reimbursement decisions by third-party payors relating to our products;

•	our expectations with respect to the market opportunities for any product that we or our strategic partners develop;

•	our ability to pursue product candidates that may be profitable or have a high likelihood of success;

•	our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;

•	our ability to meet the requirements of ongoing regulatory review;

•	the threat of product liability lawsuits against us or any of our strategic partners;

•	changes in product candidate manufacturing or formulation that may result in additional costs or delay;

•	the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;

•	the potential for foreign governments to impose strict price controls;

•	the risk of security breaches or data loss, which could compromise sensitive business or health information;

•	current and future legislation that may increase the difficulty and cost of commercializing our product candidates;

•	economic, political, regulatory and other risks associated with international operations;

•	our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;

•	our ability to comply with export control and import laws and regulations;

•	our history of significant losses since inception;

•	our ability to generate revenue from product sales and achieve profitability;

•	our requirement for substantial additional funding;

•	the potential dilution to our shareholders associated with future financings;

•	restrictions on our ability to seek financing, which may be imposed by future debt;

•	unstable market and economic conditions;

•	currency fluctuations and changes in foreign currency exchange rates;

•	our ability to maintain existing and future strategic partnerships;

•	our ability to realize the anticipated benefits of our strategic partnerships;

•	our ability to secure future strategic partners;

•	our reliance on third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;

•	risk related to the manufacture of product candidates and difficulties in production;

•	our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;

•	our reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);

•	our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;

•	the risk that natural disasters, public health crises, political crises, and other catastrophic events may damage the facilities or disrupt the operations of third parties upon which we rely;

•	our ability to operate without infringing the patents and other proprietary rights of third parties;

•	our ability to obtain and enforce patent protection for our product candidates and related technology;

•	our patents could be found invalid or unenforceable if challenged;

•	our intellectual property rights may not necessarily provide us with competitive advantages;

•	we may become involved in expensive and time-consuming patent lawsuits;

•	the risk that the duration of our patents will not adequately protect our competitive position;

•	our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar foreign legislation;

•	we may be unable to protect the confidentiality of our proprietary information;

•	our ability to comply with procedural and administrative requirements relating to our patents;

•	the risk of claims challenging the inventorship of our patents and other intellectual property;

•	our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;

•	patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;

•	we may not be able to protect our intellectual property rights throughout the world;

•	we will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;

•	the risk of employee misconduct including noncompliance with regulatory standards and insider trading;

•	our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;

•	if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;

•	our ability to retain key executives and attract and retain qualified personnel;

•	our ability to manage organizational growth;

•	additional costs and expenses related to no longer being considered an emerging growth company or a smaller reporting company;

•	our exposure to potential securities class action litigation; and

•	if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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
©
,
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
Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of ZW25 may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, single agent ZW25 and ZW25 in combination with chemotherapy have been well tolerated with promising anti-tumor activity in patients with heavily pretreated
HER2-expressing
cancers that have progressed after standard of care, including multiple HER2-targeted regimens. In 2019, we initiated a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”). Recently, we initiated a second Phase 2 clinical trial evaluating ZW25 in combination with Pfizer’s Ibrance
®
(palbociclib) and fulvestrant in patients with previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor (“HR”)-positive breast cancer. In addition, ZW25 continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in several indications including biliary tract (“BTC”), colorectal, gynecological and other HER2-expressing cancers.
Our second product candidate, ZW49, combines the unique design of ZW25 with our ZymeLink antibody-drug conjugate (“ADC”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed ZW49 to be a best-in-class
HER2-targeting
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
Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our core platforms include:
•
Azymetric
, our bispecific platform, which enables therapeutic antibodies to simultaneously bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);

•
ZymeLink,
our ADC platform, comprised of cytotoxins and the linker technology used to couple these cytotoxins to tumor-targeting antibodies or proteins. This platform can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies; and

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
Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Ltd. (“BeiGene”) and Iconic Therapeutics, Inc. (“Iconic”).
Our Strategy
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a domain dominator in the discovery, development and commercialization of best-in-class
multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•	initiate ZW25 registration-enabling studies in 2 nd line HER2-positive BTC and 1 st line HER2-positive GEA;

•	report ZW49 Phase 1 dose-escalation data and initiate expansion cohorts;

•	expand ZW25 clinical development into additional HER2-expressing cancers;

•	report ZW25 Phase 2 chemotherapy combination data from 1 st line HER2-positive GEA; and

•	continue building a strong preclinical pipeline through internal R&D and external partnerships.

Product Candidate Pipeline and Advanced Preclinical and Discovery Programs
We currently have two lead product candidates in clinical development and several product candidates in preclinical development that leverage our multiple therapeutic platforms to address areas of significant unmet medical need. Our lead product candidates, ZW25 and ZW49, utilize the Azymetric platform to address patient populations with all levels of HER2 expression, including those with lower HER2-expressing tumors. We are also actively advancing a diverse set of preclinical and discovery programs, which leverage one or more of our proprietary therapeutic platforms to create a deep pipeline of well-differentiated product candidates for oncology and other therapeutic areas.
The table below summarizes our current product candidate pipeline.

The table below summarizes the therapeutic class of our preclinical and advanced discovery programs.

The table below summarizes the stage of each of our partners’ most advanced publicly disclosed program.

ZW25: HER2-Targeted Bispecific Antibody
Overview
ZW25, our lead product candidate currently being evaluated in Phase 1 and Phase 2 clinical trials in the United States, Canada, and South Korea, is based on our Azymetric platform. It is a bispecific antibody that can simultaneously bind two non-overlapping
epitopes, known as biparatopic binding, of HER2 resulting in dual HER2 signal blockade, increased antibody binding, receptor clustering, removal of HER2 protein from the cell surface, and potent effector function. These combined mechanisms of action have led to activity in preclinical models of breast cancer, including trastuzumab-resistant (currently branded as Herceptin) high HER2-expressing tumors, as well as in tumors with lower levels of HER2 expression. Approximately 81% of patients with HER2-expressing breast cancer and 57% of patients with
HER2-expressing
gastric and gastroesophageal junction cancer have tumors that express low to intermediate levels of HER2, making them ineligible for treatment with currently approved HER2-targeted therapies, such as Herceptin and Perjeta. In addition, multiple other cancers, including BTC, colorectal, pancreatic, prostate, endometrial, ovarian, bladder, salivary gland, and non-small
cell lung cancer, express HER2 at varying levels. Therefore, there is a significant unmet need for HER2-targeted agents that can effectively treat these patients.
We are developing ZW25 as a foundational HER2-targeted therapy for patients with solid tumors that overexpress HER2. We believe that ZW25 has the potential to expand the opportunity for HER2-targeted therapies to include additional tumor types and tumors with lower HER2 expression levels as well as displace currently approved HER2-targeted therapies in several indications.
Potential Advantages of ZW25
ZW25’s biparatopic binding mode increases the number of antibodies bound to HER2 receptors at the cell surface relative to monospecific antibodies and promotes receptor clustering and internalization.
ZW25 mediates its therapeutic effect on HER2-expressing tumors through multiple mechanisms of action, including:
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
ZW25 has been well tolerated with promising anti-tumor activity both as a single agent and in combination with several types of chemotherapy in patients with heavily pre-treated
HER2-expressing
cancer that progressed after standard of care, including multiple
HER2-targeted
regimens.
These data were highlighted at several medical conferences in 2019, including the European Society for Medical Oncology (“ESMO”) Congress, the
AACR-NCI-EORTC
International Conference on Molecular Targets and Cancer Therapeutics, and the ESMO Asia Congress.
In October 2019, at the
AACR-NCI-EORTC
International Conference, we presented the safety and anti-tumor activity of ZW25 in combination with paclitaxel or capecitabine in 14 patients with heavily pretreated HER2-expressing GEA. Patients received a median of 2.5 prior systemic therapies, and 93% had progressed following trastuzumab treatment. Nine of 14 patients were response-evaluable. Overall, the majority of patients experienced a decrease in their target lesions with a disease control rate of 78%, comprising five (56%) partial responses and two (22%) stable disease. These responses were observed in both low and high HER2-expressing GEA. At the time of the data cut-off,
four of the five partial responses had been confirmed, and five (56%) response-evaluable patients were still on study. The overall safety profile of ZW25 plus chemotherapy was similar to that seen with chemotherapy alone. The most common treatment-related adverse events (“TRAE”) occurring in two or more patients were primarily Grade 1 or 2 and manageable with symptomatic treatment.
In November 2019, at ESMO Asia, we presented updated single agent ZW25 safety and anti-tumor activity in 69 patients diagnosed with HER2-expressing solid tumors other than breast cancer who received ZW25 at the recommended dose of either 10 mg/kg weekly or 20 mg/kg every other week. Fifty-seven of 69 patients were response evaluable at the time of data cut-off.
Overall, the disease control rate (“DCR”) was 70%, comprising 25 (44%) partial responses and 15 (26%) with stable disease, and 18 (32%) patients experienced disease control for greater than six months. In the nine evaluable BTC patients, the DCR was 78%, and the objective response rate (“ORR”) was 67%. In the 13 colorectal cancer and 23 GEA patients, ORRs were 46% and 39%, respectively. The overall median progression-free survival was 5.5 months and was still evolving at time of data cut-off.
Overall in our Phase 1 study, ZW25 has been well tolerated with the majority of treatment-related adverse events Grade 1 or 2 in severity.
We are currently evaluating ZW25, in the following clinical trials:
•	NCT02892123 – Phase 1 study to evaluate the maximal tolerated dose, optimal biological dose or other recommended dose, and overall safety and tolerability of ZW25 in patients with locally advanced (unresectable) and/or metastatic HER2-expressing cancers.

•	NCT03929666 – A multicenter, global, Phase 2, open-label,
two-part,
1st line study to investigate the safety, tolerability, and anti-tumor activity of ZW25 plus physician’s choice of combination chemotherapy in HER2-expressing GEA. Eligible patients include those with unresectable, locally advanced, recurrent or metastatic HER2-expressing GEA.

•	NCT04224272 – A multicenter, global, Phase 2, open-label,
two-part
study. Part one of the study will evaluate the safety and tolerability of ZW25 in combination with palbociclib and fulvestrant and identify the recommended doses (“RD”) of ZW25 and palbociclib. Part two of the study will evaluate anti-tumor activity at the RD level.

In addition, we are planning to evaluate ZW25 plus chemotherapy vs Herceptin
®
plus chemotherapy in a registration enabling trial in 1
st
line GEA and as a single agent in a registration-enabling trial in 2 nd
line BTC. We also plan to explore ZW25 in combination with chemotherapy in HER2 expressing neoadjuvant breast cancer, in refractory colorectal cancer, and in combination with other immune-oncology and targeted-therapy drugs.
ZW25 has been granted Fast Track Designation from the FDA for the treatment of HER2-overexpressing GEA and BTC and has Orphan Drug Designation for BTC, GEA and ovarian cancer.
ZW49: HER2-Targeted Bispecific ADC
Overview
ZW49, our second product candidate, is currently being evaluated in a Phase 1 clinical trial. It is a biparatopic
anti-HER2
ADC developed based on Zymeworks’ proprietary Azymetric and ZymeLink platforms and combines the unique design of ZW25 with a proprietary ZymeLink cytotoxin and cleavable linker. We are developing ZW49 as a best-in-class
HER2-targeting ADC for several indications characterized by HER2 expression, especially for patients whose tumors have progressed or are refractory to HER2-targeted agents and those that express lower levels of HER2 and are ineligible for treatment with HER2-targeted therapies including
T-DM1.
Potential Advantages of ZW49
ZW49 combines the Azymetric biparatopic
anti-HER2
antibody ZW25 with our proprietary ZymeLink cytotoxin and cleavable linker. Our cytotoxin destabilizes tubulin, a protein necessary for cell division, and therefore kills rapidly dividing cancer cells. Compared to existing approved HER2-targeted therapies, ZW49 mediates a superior therapeutic effect on HER2expressing tumors through multiple potential mechanisms, including:
•	Increased maximum HER2 binding density

•	Unique biparatopic-induced HER2 receptor clustering

•	Increased HER2-mediated ADC internalization

•	Enhanced toxin-mediated cytotoxicity and tumor growth inhibition

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
An interim update from the ongoing ZW49 Phase 1 dose-escalation study highlighted that there have been no dose-limiting toxicities observed and the maximum tolerated dose has not been reached. With over ten patients treated, the majority of treatment-related adverse events have been grade 1 or 2, and were reversible and manageable on an outpatient basis. Preliminary results from these initial dose cohorts include anti-tumor activity.

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
Our Proprietary Therapeutic Platforms
Our expertise in protein engineering has enabled the development of our proprietary therapeutic platforms, a complementary suite of highly-tailored biologics solutions. Our therapeutic platforms can be used alone or in combination to develop multifunctional fit-for-purpose
biotherapeutics with bispecific capabilities (Azymetric), targeted cytotoxin payload delivery (ZymeLink) and finely tuned immune function modulation (EFECT). The modular design and ease of use of our therapeutic platforms allow for the design and evaluation of multiple candidates with different formats to determine the optimal therapeutic combination early in development. We continue to leverage these therapeutic platforms to expand our pipeline of next-generation biotherapeutics that we believe could represent significant improvements to the standard of care in multiple cancer types.

Azymetric Bispecific Antibody Platform
The Azymetric platform consists of a library of proprietary amino acid substitutions that enable the transformation of monospecific antibodies into bispecific antibodies, which gives them the ability to simultaneously bind two non-overlapping
epitopes. The Azymetric platform enables the development of biotherapeutics with dual-targeting of receptors/ligands and simultaneous blockade of multiple signaling pathways, increasing tumor-specific targeting and efficacy while reducing toxicities and the potential for drug resistance. In preclinical studies, the dual-targeting of Azymetric antibodies has demonstrated synergistic activity relative to the application of an equivalent dose of the corresponding monospecific antibodies. Azymetric bispecifics can also be engineered to enhance internalization of the antibody into the tumor cell and consequently increase the delivery of cytotoxins.
Azymetric bispecifics retain the desirable drug-like qualities of monoclonal antibodies, including long half-life, stability and low immunogenic potential, which increases their probability of success. Azymetric bispecifics are also compatible with standard manufacturing processes with high production yields and purity.

ZymeLink ADC Platform
The ZymeLink ADC platform is a suite of proprietary cytotoxins, stable linkers, and conjugation technologies that are compatible with our product candidates and enable delivery of cytotoxins directly to target cells. We believe that ZymeLink provides multiple competitive advantages over existing ADC approaches, including optimized activity and tolerability profiles through increased drug delivery to target cells with reduced off-target
effects, as well as improved pharmacokinetics and stability.
EFECT Antibody Effector Function Modulation Platform
The EFECT platform consists of sets of modifications to the crystallizable fragment (“Fc”) region of antibodies that enable the selective modulation of recruited cytotoxic immune cells for diverse therapeutic applications. This allows us to rationally tailor the selective enhancement or suppression of immune effector function to optimize product candidates.
Strategic Partnerships and Collaborations
Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric, EFECT, and/or ZymeLink therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive
funding as well as access to proprietary therapeutic assets, which increases our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $186.8 million in the form of non-refundable
upfront payments and milestone payments and are also eligible to receive up to $2.4 billion in preclinical and development milestone payments and $5.5 billion in commercial milestone payments under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive
licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms. Our strategic partnerships include the following:
Research and License Agreement with Merck
In August 2011, we entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $190.75 million for various license and milestone payments. To date, we have received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. We are eligible to receive additional payments for completion of investigational new drug (“IND”) enabling studies of up to $4.0 million, development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single
digits on product sales. Merck is solely responsible for the further research, development, manufacturing and commercialization of the products.
Licensing and Collaboration Agreement with Lilly
In December 2013, we entered into a licensing and collaboration agreement with Lilly, under which Lilly has the right to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $52.0 million for various license and milestone payments, To date, we have received an upfront payment of $1.0 million and research and development related payments of $3.0 million, We are eligible to receive additional development milestone payments of up to $8.0 million and commercial milestone payments of up to $40.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single
digits on product sales. Lilly is solely responsible for the further research, development, manufacturing, and commercialization of the products.
Second Licensing and Collaboration Agreement with Lilly
In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. We are eligible to receive up to $125.0 million in various license and milestone payments. To date, we have received research and development related payments totaling $10.0 million. We are eligible to receive additional development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single
digits on product sales. Lilly is solely responsible for the research, development, manufacturing and commercialization of the products.
Collaboration Agreement with BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. To date, BMS has exercised one commercial license option and we have received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products.
Collaboration and License Agreement with GSK
In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten
Fc-engineered
monoclonal and bispecific antibodies generated through the use of our EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive
license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received to date. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties.

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
Platform Technology Transfer and License Agreement with GSK
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. To date, we have received an upfront technology access fee payment of $6.0 million. We are also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single
digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform.
Collaboration and Cross-License Agreement with Daiichi Sankyo
In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million in milestone and other payments. To date, we have received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. We are also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive
rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive
immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products.
License Agreement with Daiichi Sankyo
In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million in various milestone and other payments. To date, we have received an upfront technology access fee payment of $18.0 million. We are also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products.

Collaboration and License Agreement with Janssen
In November 2017, we entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $1.45 billion in various license and milestone payments. To date, we have received an upfront payment of $50.0 million. We are also eligible to receive development milestone payments of up to $282.0 million and commercial milestone payments of up to $1.12 billion. In addition, we are eligible to receive tiered royalties in the mid-single
digits on product sales. Janssen has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products.
Research and License Agreement with LEO
In October 2018, we entered into a research and license agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of our Azymetric and EFECT platforms, for dermatologic indications. Zymeworks retains rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we received an upfront payment of $5.0 million in 2018. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of its own products.
Licensing and Collaboration Agreements with BeiGene
In November 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of ZW25 and ZW49 in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, we also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of our Azymetric and EFECT platforms.
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

Azymetric & EFECT Platforms
For the development and commercialization licenses of up to three bispecific antibody therapeutics using our Azymetric and EFECT platforms, we received an upfront payment of $20.0 million in 2018. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single
digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.
License Agreement with Iconic
In May 2019, we entered into a license agreement with Iconic to develop and commercialize its antibody-drug conjugate
(ICON-2)
targeting Tissue Factor, generated through the use of our ZymeLink platform. Under the terms of this agreement, we granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. We are eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. To date, we have received a payment of $1.0 million. This agreement also provides us with co-promotion
rights with increased royalties for products generated from this collaboration. If Iconic outlicenses the program, in lieu of co-promotion
rights, we will receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales. Iconic is responsible for the development, manufacturing, and commercialization of the products.
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
As of December 31, 2019, our patent portfolio consists of 55 active patent families. Of these, 16 families relate to our key product candidates and programs including ZW25, ZW49 and our therapeutic platform technology. The remaining 39 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. Two of our patent families are co-owned
with VAR2

Pharmaceuticals ApS, one patent family is
co-owned
with the National Research Council Canada, and one patent family is co-owned
with the Provincial Health Services Authority and University of Victoria Industry Partnerships. None of these co-owned
patent families relate to our therapeutic platforms or our lead product candidates, ZW25 and ZW49, and they are not material to our business. We have 103 issued patents, 33 of which are U.S. patents.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms.
•	We own the ZW25 and ZW49 patent portfolio, including an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is now in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of biparatopic anti-HER2 bispecific antibodies and ADCs, and if issued, is expected to expire in 2034, absent any adjustments or extensions. One U.S. patent has issued. An additional PCT application in the national phase in Australia, Canada, Europe, Japan and the U.S. is directed to treatment methods using ZW25.

•	We have filed a PCT application covering ZW49 composition of matter and methods of making and using ZW49. Any patents that issue from national phase filings are expected to expire in 2039, absent any adjustments or extensions.

•	Both ZW25 and ZW49 are also protected by our two patent families relating to the Azymetric Fc, as described below. ZW 49 is also protected by one of the ZymeLink patent families, as described below.

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

Azymetric Fc
: Two of the patent families relate to engineered antibody Fc region polypeptides having amino acid substitutions that preferentially form heterodimers, with PCT national phase applications pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. One U.S. patent has issued with 1,102 days of patent term adjustment and is expected to expire on November 10, 2034. A second U.S. patent has issued with 372 days of patent term adjustment and is expected to expire on November 9, 2033. If issued, the remaining patents in these families are expected to expire between 2031 and 2032, absent any adjustments or extensions. An additional issued U.S. patent covers method of expressing antibodies containing heterodimeric Fc regions in cells.
Azymetric Fab
: Four patent families in the PCT national phase are pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States and relate to antibodies having amino acid substitutions in
Fab-region
heavy and light chains for making correctly paired bispecific antibodies. Two U.S. patents have issued. These patent families are directed to compositions, methods of producing and uses of heterodimeric antibodies. If issued, patents in these families are expected to expire between 2031 and 2038, absent any adjustments or extensions.
•
ZymeLink:
We own the ZymeLink patent portfolio relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. Two PCT applications are in the national phase in key jurisdictions, including Australia, Brazil, Canada, China,

Europe, India, Israel, Japan, Korea, Mexico, South Africa and the United States, and are directed to novel hemiasterlin toxin derivatives, novel linker compositions, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions, one of which has issued in the United States. An additional PCT application is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates and is in the national phase in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Two U.S. patents have issued. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.

•
EFECT:
The EFECT platform for engineering Fc constructs with modulated Fc
g
R-binding
and Fc effector function is protected by two PCT patent applications that we own, both of which are in the national stage with one application pending or issued in Australia, Canada, Mexico and the U.S. and the other pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Russia and the United States. One patent has issued in the United States. These patent families are directed to compositions of matter and methods of making Fc constructs with altered Fc
g
R-binding
and Fc effector function; if issued, they are expected to expire between 2031 and 2034, absent any adjustments or extensions.

•
Computational Chemistry:
We own a portfolio of 13 families of computational chemistry patents and patent applications that relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Six of these patents have issued in the United States. Any patents that issue from these families are expected to expire between 2027 and 2035, absent any adjustments or extensions.

Technology Licensing and
In-Licensed
Intellectual Property
We identify and selectively enter into technology licensing agreements and intellectual property in-licensing
agreements to support pipeline advancement. For example, we entered into an assignment agreement with CDRD Ventures Inc. (“CVI”), as part of our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”) to have all of CVI’s interests in the Kairos patents and intellectual property assigned to Zymeworks. We may be required to make future payments to CVI for ZW49 or other product candidates upon the direct achievement of certain clinical development milestones for products incorporating certain Kairos intellectual property, as well as low single-digit royalty payments on the net sales of such products. For out-licensed
products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit
percentage of the future revenue as a result of a revenue sharing agreement.
Manufacturing
We rely on third-party contract manufacturing organizations to provide manufacturing, linker-toxin conjugation, and fill-finish services in order to generate all of the therapeutic antibody supply required for our clinical studies and other research and development activities. To retain focus on our expertise in developing new product candidates, we do not currently plan to develop or operate in-house
manufacturing capacity. Our bispecific therapeutic antibody candidates require standard chemistry, manufacturing and control (“CMC”) processes typical of those required for monoclonal antibody manufacturing. We therefore expect to continue to be able to develop product candidates that can be manufactured in a cost-effective fashion by our network of well-validated third-party contract manufacturing organizations.
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
•
HER2 targeted therapies:
ZW25 and ZW49 are intended to treat patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s (“Roche”) Herceptin, Perjeta, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, and AstraZeneca PLC (“AstraZeneca”) / Daiichi Sankyo’s Enhertu, although none of these drugs have been approved to treat tumors expressing low levels of HER2. Currently, patients whose tumor have low levels of HER2 expression may receive hormone therapy, CDK4/6 inhibitors, or cytotoxic chemotherapy.
•
Non-HER2 targeted therapies.
There are other
non-HER2
targeting monoclonal antibodies on the market that may have activity on tumors expressing low levels of HER2, including Merck’s Keytruda, BMS’s Opdivo, Roche’s Tecentriq, Merck KGaA’s Bavencio and AstraZeneca’s Imfinzi. Since ZW25 has been relatively well-tolerated and has a different and potentially complimentary mechanism of action to these non-HER2
targeted therapies, we believe they could potentially be used in combination with ZW25 to achieve even higher response rates and durability.

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
U.S. Biological Products Development Process
The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•	completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices (“GLP”);

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practice (“cGCP”) regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or noncompliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

•	submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA.

Human clinical trials are typically conducted in sequential phases that may overlap or be combined:
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
A sponsor, an institutional review board (“IRB”) or independent ethics committee, the FDA or other regulatory or monitoring authorities may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk, failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, failure to demonstrate a benefit from using the investigational drug, changes in government regulations or administrative actions.
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
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. In particular, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track designated products, sponsors may have a higher number of interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. The FDA has granted two Fast Track designations to ZW25 for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refactory BTC.
Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the FDA’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug or other elements to assure safe use, depending on what the FDA considers necessary for the safe use of the drug.
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
Orphan Drug Designation
The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants Orphan Drug Designation to the product for that use. ZW25 has been granted Orphan Drug Designation for the treatment of BTC, GEA and ovarian cancer by the FDA.
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
Canadian Review and Approval Process
In Canada, our biologic product candidates and our research and development activities are primarily regulated by the
Food and Drugs Act
and the rules and regulations thereunder, which are enforced by Health Canada (including its Biologics and Genetic Therapies Directorate). Health Canada regulates, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, post-approval monitoring, marketing and import and export of pharmaceutical products. Drug approval laws require licensing of manufacturing facilities, carefully controlled research and testing of products, and government review and approval of experimental results prior to giving approval to sell drug products, including biologic drug products. Regulators also typically require that rigorous and specific standards such as cGMP, GLP and cGCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
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
Clinical Trials
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
Even if Health Canada approves a product candidate, the relevant authority may limit the approved indications for use of the product candidate, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms.
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
Based on Health Canada guidance documents, a biosimilar can rely in part on prior information regarding safety and efficacy that is deemed relevant due to the demonstration of similarity to the reference biologic drug and which influences the amount and type of original data required. Generic drugs are chemically derived products that are pharmaceutically equivalent to innovative drugs, whereas biosimilars are products of a biologic nature that are similar to innovative biologics. According to Health Canada, it is not currently possible to demonstrate that two biologic drugs are pharmaceutically equivalent, and therefore the regulatory approval process for generics and biosimilars is different: biosimilars are approved using the standard NDS pathway with some allowances made for reduced safety and efficacy information set out in guidance documents, while generic drugs are approved using an abbreviated new drug submission pathway set out in guidance and law. In part because it continues to be set out only in guidance and not law, the pathway for receiving biosimilar approval is somewhat in flux and subject to some uncertainty.
As discussed above, all biosimilars enter the market subsequent to a biologic drug product previously approved in Canada and to which the biosimilar is considered similar. As such, biosimilars are subject to existing laws and regulations outlined in the
Patented Medicines (Notice of Compliance) Regulations
and the
Food and Drug Regulations
, and related guidance documents.
Similar to the Hatch-Waxman Amendments in the United States, Canada has the
Patented Medicines (Notice of Compliance) Regulations,
which require a company that files a drug submission that references a patented product to address any relevant patents listed on the Patent Register prior to being able to receive approval from Health Canada. The Canadian regime is similar to the U.S. regime, but a number of distinctions do exist.
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
Employees
As of December 31, 2019, we had 256 employees, including 251 full-time employees, 157 of whom were primarily engaged in research and development activities and 80 of whom hold an M.D. or Ph.D. degree. 172 of our full-time employees are based in Vancouver, British Columbia and 79 in Seattle, Washington. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees to be excellent.
Corporate Structure
We were incorporated on September 8, 2003 under the Canada Business Corporations Act (“CBCA”) under the name “Zymeworks Inc.” On October 22, 2003, we were registered as an extra-provincial company under the Company Act (British Columbia), the predecessor to the Business Corporations Act (British Columbia) (“BCBCA”). On May 2, 2017, we continued the Company to British Columbia under the BCBCA. We have one wholly owned subsidiary located in Seattle, Washington named Zymeworks Biopharmaceuticals Inc. Our principal and registered office is located at 1385 West 8 th
Avenue, Suite 540, Vancouver, British Columbia, Canada V6H 3V9, and our telephone number is (604)
678-1388.

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
•	further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•	the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•	any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•	inability to obtain sufficient funds required for a clinical trial;
•	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•	delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;

•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
•	lack of efficacy during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment by us or our CROs;
•	our CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•	the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing; and
•	our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates.
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
The Fast Track designations we have received for ZW25 may not result in faster development, regulatory review or approval process.
If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet needs for this condition, the sponsor may apply for FDA Fast Track designation. If Fast Track designation is obtained, the FDA may prioritize interactions with the sponsor concerning the designated development program and conduct a rolling review of sections of an NDA before the application is complete. The FDA has granted two Fast Track designations to ZW25 for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refactory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
All of our product candidates are still in preclinical or early clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We believe ZW25 has been well tolerated in human clinical trials and ZW25 and ZW49 have demonstrated favorable safety profiles in animals; however, ZW25 and ZW49 continue to be evaluated in clinical trials. The results of these and future clinical trials may show that ZW25, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.

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
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets. These companies include Macrogenics, Inc., AstraZeneca / Daiichi Sankyo, Roche, Seattle Genetics, Inc. and others.
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
Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The BPCIA, which is included in the PPACA, authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted Orphan Drug Designation to ZW25 for the treatment of BTC, GEA and ovarian cancer and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on our ability to successfully commercialize our product candidates, earn revenues and achieve profitability.
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
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses personal health information in violation of HIPAA requirements, criminal penalties may also be imposed. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Although drug manufacturers are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”) recently became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out
of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.
We may also become subject to laws and regulations in
non-U.S.
countries covering data privacy and the protection of health-related and other personal information. In particular, the European Economic Area (“
EEA
”) has adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
As of May 25, 2018, the General Data Protection Regulation 2016/676 (“
GDPR
”), replaced the Data Protection Directive (Directive 95/46/EC) with respect to the processing of personal data in the EEA. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded)
data and additional obligations when contracting third-party processors in connection with the processing of the personal data. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of EEA countries may result in fines of up to
€
20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial

damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause ta loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition.
Separate from, and in addition to, the GDPR requirements, certification requirements for the hosting of health data will vary by jurisdiction (and may or may not apply to hosts of health data). To the extent we begin to operate in various EEA countries, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, in France, there is a procedure as of April 1, 2018 for hosts of health data to obtain a prior certification with the competent certification body.
The interpretation and application of consumer, health-related and data protection laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to data privacy or data protection may result in claims, warnings, communication, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. There have been judicial, Congressional and executive branch challenges to certain aspects of the PPACA and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Act, signed into law in 2017, repealed the individual health insurance mandate, which is considered a key component of the PPACA. In addition, there is currently litigation pending in federal court in the United States regarding the constitutionality of the PPACA and the individual mandate. This and other ongoing challenges to the PPACA and new legislative proposals have resulted in uncertainty regarding the PPACA’s future viability and destabilization of the health insurance market.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products. In addition, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’
out-of-pocket
costs. Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Both U.S. Congress and state legislatures are considering and have proposed various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. It is unclear whether any of these proposed bills will be signed into law, and if enacted, what effect these or other legislative measures would have on our business.
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
•	regulatory changes and economic conditions leading up to and following the United Kingdom’s withdrawal from the EU and uncertainty related to the terms of the withdrawal;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	differing reimbursement regimes, including price controls;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•	supply and other disruptions resulting from the impact of public health epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely, including the novel coronavirus (COVID-19).
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

Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:
•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties, as applicable, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates;

•	the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, effective in 2022, advanced practice nurses and physician assistants) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•	analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and
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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products abroad once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2019, 2018 and 2017 was $145.4 million, $36.6 million and

$10.4 million, respectively. As of December 31, 2019, our accumulated deficit was approximately $290.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, including net proceeds from our public offering that closed on January 27, 2020, and projected revenue from our existing strategic partnerships and licensing agreements will enable us to fund our operating expenses and capital expenditure requirement into 2022 and potentially beyond.
We may also be eligible to receive certain research, development and commercial milestone payments in the future, as described under “Business.” However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
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
Global credit and financial markets experienced extreme disruptions at various points over in the past several years, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current strategic partners, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.
We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.
Management assesses its functional currency to be the U.S. dollar based on management’s analysis of the primary economic environment in which we operate.
Our cash, cash equivalents and short term investments are primarily denominated in U.S. dollars. As of December 31, 2019, approximately 2.3% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. However, if our Canadian-dollar-denominated holdings substantially increase in the future, fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian
currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.
Although we do not currently do so, from time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of our common shares.
Risks Related to Our Dependence on Third Parties
Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic. These relationships also have provided us with non-dilutive
funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
•	strategic partners have significant discretion in determining the efforts and resources that they will apply to these partnerships;

•	strategic partners may not perform their obligations as expected;
•	strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•	strategic partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;
•	product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;
•	a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;
•	disagreements with strategic partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic may be terminated for convenience upon the completion of a specified notice period; and
•	we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner.
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
For some of our product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.
Strategic partnerships are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our therapeutic platforms and our business may be materially and adversely affected.
We rely on third-party manufacturers to produce our clinical product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
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
The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured by starting cells that are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP. While we believe we would have adequate back up should any cell bank be lost in a catastrophic event, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
Furthermore, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.
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
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage the facilities or disrupt the operations of our strategic partners, third-party manufacturers, suppliers or other third parties upon which we rely, and could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
Our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely have operations around the world and are exposed to a number of global and regional risks outside of our control. These include, but are not limited to, natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control. If the current novel coronavirus (COVID-19) outbreak continues or increases in severity and results in expanded or prolonged travel, commercial or other similar restrictions, we could experience supply, logistics or other disruptions, which could have a negative impact on our ability to initiate or complete our clinical trials or commercialize approved products.
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
If any current or future licensee or licensor with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner that adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents, in our strategic partners’ patents or in third-party patents. Recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created uncertainty with respect to the validity, scope and value of patents, once obtained.
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
The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a
“first-to-file”
system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013 but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application.
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
Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as:
•	providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers;

•	reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates;

•	engaging in off-label promotion;

•	submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates; and

•	providing funding to third-party charitable foundations in order to offset patient co-payment obligations.

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
We are highly dependent on the research and development, clinical and business expertise of Dr. Ali Tehrani, Ph.D., our President and Chief Executive Officer, Dr. Diana Hausman, our Chief Medical Officer, and other members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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
As of December 31, 2019, we had 251 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
Risks Related to Our Common Shares
Our share price is likely to be volatile and the market price of our common shares may drop below the price paid by shareholders.
Investors should consider an investment in our common shares as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common shares to fluctuate or decrease include:
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
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC, the applicable Canadian securities regulators and the New York Stock Exchange (“NYSE”) have legal and financial compliance costs and make some compliance activities time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and such investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Additionally, as a public company, we maintain our directors’ and officers’ liability insurance coverage, which results in higher insurance costs. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
Effective December 31, 2019, we no longer qualify as an “an emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which will increase our costs and demands on management.
As a result of our public float (the market value of our common shares held by non-affiliates)
as of June 28, 2019, we became a large accelerated filer as of December 31, 2019 and therefore no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Additionally, due to our public float as of June 28, 2019, we no longer qualify as a “smaller reporting company” as defined under the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2020).
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

Further, as an emerging growth company, we had not been subject to Section 404(b) of the Sarbanes Oxley Act (“Section 404”), which requires that our independent registered public accounting firm provide an attestation report of our internal controls over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common shares less attractive because of the additional compliance costs. In addition, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Pursuant to Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board (the “PCAOB”), our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our disclosure controls and procedures annually. In connection with previous financial reports, we elected to take advantage of certain exceptions from reporting requirements that are available to emerging growth companies under the JOBS Act and therefore have not previously delivered an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404.
As of December 31, 2019, we no longer qualify as an emerging growth company. As a result, our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting, pursuant to Section 404. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.
We are at risk of securities class action litigation.
Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.
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
Our securities may fail to meet the continued listing requirements to be listed on the NYSE. If the NYSE delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;
•	a determination that our common shares is a “penny stock”, which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common shares;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.
We are governed by the corporate laws of Canada, which in some cases have a different effect on shareholders than the corporate laws of the United States.
We are governed by the BCBCA and other relevant Canadian laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66
2
/
3
% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.
U.S. civil liabilities may not be enforceable against us, our directors, our officers or certain experts named in this Annual Report on Form
10-K.
We are governed by the BCBCA and our principal place of business is in Canada. One of our directors and certain of our officers, as well as certain experts named herein, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.

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
We believe that we were not classified as a passive foreign investment company (“PFIC”) for the taxable year ended December 31, 2019. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Income Tax Considerations For U.S. Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Income Tax Considerations For U.S. Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.
Our principal shareholders, in aggregate, could exert substantial control over us, which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 30.9% of our outstanding common shares as of December 31, 2019 (19.3% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.1% of our outstanding common shares as of December 31, 2019. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
Our headquarters are located in Vancouver, British Columbia, where we lease separate office and laboratory space. The term of each lease expires in August 2021. We entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters (our “New Headquarters”). Our New Headquarters will provide us with more space than our current Vancouver leases and will allow us to have our office and laboratory spaces in a single building. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than September 1, 2021. This lease has an initial term of ten years, with two five-year extension options.
We believe that our existing facilities are adequate for our immediate needs and we have entered into the lease for our New Headquarters to accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Our U.S. office is located in Seattle, Washington. The expiration date of the lease is September 30, 2025.
Item 3.	Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2019, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.	Mine Safety Disclosures

Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common shares began trading on the NYSE and the Toronto Stock Exchange (“TSX”) on April 28, 2017 under the symbol “ZYME.” Prior to such time, there was no public market for our common shares. We voluntarily delisted our common shares from the TSX as of the close of business on October 1, 2019. The following table sets forth the high and low sales prices per common share as reported on the NYSE and TSX for the periods indicated.

	NYSE		TSX
	High	Low	High	Low
	US$		C$
Quarter Ended
December 31, 2019	45.83	24.00	n/a	n/a
September 30, 2019	29.75	21.52	39.10	29.64
June 30, 2019	23.17	14.65	30.43	19.75
March 31, 2019	17.30	13.96	23.02	18.73
December 31, 2018	15.73	10.72	20.52	14.34
September 30, 2018	16.88	12.15	21.69	15.84
June 30, 2018	29.00	10.37	30.36	13.37
March 31, 2018	14.00	7.69	17.31	9.62
December 31, 2017	9.33	6.87	11.60	9.00
September 30, 2017	9.12	6.25	11.48	8.05
April 28, 2017 to June 30, 2017	14.25	7.24	19.55	10.50

On February 27, 2020, the last reported sale price of our common shares on the NYSE was $39.70 per share.
Holders
As at February 27, 2020, we had 31 shareholders of record holding our common shares, of which six were U.S. shareholders. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
Certain Canadian Federal Income Tax Considerations for U.S. Holders
The following is a general summary of the principal Canadian federal income tax considerations generally applicable under
Income Tax Act
(Canada) (the “Tax Act”) to a holder of common shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such common shares as capital property, deals at arm’s length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, and is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the common shares in the course of carrying on business in Canada (a
“Non-Resident
Holder”) and is not a “specified shareholder” (as defined in subsection 18(5) of the Tax Act). A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Special rules, which are not discussed below, may apply to a non-resident
of Canada that is an insurer that carries on business in Canada and elsewhere.
The common shares will generally be considered capital property to a
Non-Resident
Holder unless either (i) the
Non-Resident
Holder holds the common shares in the course of carrying on a business of buying and selling securities or (ii) the
Non-Resident
Holder has acquired the common shares in a transaction or transactions considered to be an adventure or concern in the nature of trade.
The term “U.S. Holder,” for the purposes of this section, means a
Non-Resident
Holder who, for purposes of the
Canada-United States Income Tax Convention
(1980) as amended, (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. U.S. Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.
This summary is based on the current provisions of the Tax Act, the regulations thereunder (the “Regulations”), the current provisions of the Convention, and counsel’s understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) publicly available prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act and Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (collectively, the “Proposed Tax Amendments”). No assurances can be given that the Proposed Tax Amendments will be enacted or will be enacted as proposed. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administration policies or assessing practice of CRA, whether by judicial, legislative, governmental or administrative decision or action, nor does it take into account provincial, territorial or foreign income tax legislation or considerations, which may differ significantly from those discussed herein.
This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any U.S. Holder and no representations with respect to the income tax consequences to any particular U.S. Holder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, U.S. Holders should consult their own tax advisors with respect to their own particular circumstances. The discussion below is qualified accordingly.
Currency Conversion
Subject to certain exceptions that are not discussed herein, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of common shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars using the daily exchange rate of the Bank of Canada on the particular date the particular amount arose or such other rate of exchange as acceptable to the CRA.
Disposition of Common Shares
A
Non-Resident
Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such
Non-Resident
Holder on a disposition of the common shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the common shares constitute “taxable Canadian property” (as defined in the Tax Act) of the
Non-Resident
Holder at the time of disposition and the
Non-Resident
Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the NYSE) at the time of disposition, the common shares generally will not constitute taxable Canadian property of a
Non-Resident
Holder, unless at any time during the
60-month
period immediately preceding the disposition the following two conditions are met concurrently: (i) the
Non-Resident
Holder, persons with whom the
Non-Resident
Holder did not deal at arm’s length, partnerships in which the
Non-Resident
Holder or persons with whom the
Non-Resident
Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or the
Non-Resident
Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.
If the common shares are taxable Canadian property to a
Non-Resident
Holder, any capital gain realized on the disposition or deemed disposition of such shares may not be subject to Canadian federal income tax pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a
Non-Resident
Holder, including the Convention.
A
Non-Resident
Holder whose shares are taxable Canadian property should consult their own advisors.
Dividends on Common Shares
Under the Tax Act, dividends on shares paid or credited to a
Non-Resident
Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a
Non-Resident
Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident
withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt
organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.
The CRA allows residents of any country with which Canada has a tax treaty to certify that they reside in that country, so they are eligible to have Canadian non-resident
tax withheld on the payment of dividends at the reduced tax treaty rate. Individual registered shareholders should complete a Form NR301—“Declaration of Eligibility for Benefits (Reduced Tax) under a Tax Treaty for a
Non-Resident
Person” and return it to our transfer agent, Computershare Investor Services Inc.
Certain U.S. Income Tax Considerations For U.S. Holders
The following discussion is a general summary of certain U.S. federal income tax consequences of the ownership and disposition of the common shares. It applies only to U.S. Holders (as defined below) that acquire and hold the common shares as capital assets (generally, property held for investment purposes) and is of a general nature. This summary should not be construed to constitute legal or tax advice to any particular U.S. Holder.
This summary does not apply to or address U.S. Holders subject to special rules, including, without limitation, brokers, dealers in securities or currencies, traders in securities that elect to use a mark-to-market
method of accounting for securities holdings,
tax-exempt
organizations, insurance companies, banks, thrifts and other financial institutions, persons liable for alternative minimum tax, persons that hold an interest in an entity that holds the common shares, persons that will own, or will have owned, directly, indirectly or constructively 10% or more (by vote or value) of the Company’s equity, persons that hold the common shares as part of a hedging, integration, conversion or constructive sale transaction or a straddle, or persons whose functional currency is not the U.S. dollar.

This summary does not purport to be a complete analysis of all of the potential U.S. federal income tax considerations that may be relevant to U.S. Holders in light of their particular circumstances. Further, it does not address any aspect of foreign, state, local or estate or gift taxation or the 3.8% surtax imposed on certain net investment income.
Investors should consult their own tax advisor as to the U.S. federal, state, local, foreign and any other tax consequences of the ownership and disposition of the common shares.
This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, U.S. Treasury Regulations, Internal Revenue Service (“IRS”) rulings, published court decisions, and the Convention, all as in effect as of the date hereof, and any of which may be repealed, revoked or modified (possibly with retroactive effect) so as to result in U.S. federal income tax consequences different from those discussed below. This summary is applicable to U.S. Holders who are residents of the United States for purposes of the Convention and who qualify for the full benefits of the Convention.
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
Distributions on the Common Shares
Subject to the PFIC rules discussed below, the gross amount of any distribution received by a U.S. Holder with respect to the common shares (including any amounts withheld to pay Canadian withholding taxes) will be included in the gross income of the U.S. Holder as a dividend to the extent attributable to the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. The Company does not intend to calculate its earnings and profits under U.S. federal income tax rules. Accordingly, U.S. Holders should expect that a distribution generally will be treated as a dividend for U.S. federal income tax purposes. Unless the Company is treated as a PFIC for the taxable year in which it pays a distribution or in the preceding taxable year (see “Passive Foreign Investment Company Rules” below), the Company believes that it may qualify as a “qualified foreign corporation,” in which case distributions treated as dividends and received by non-corporate
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
A U.S. Holder may be entitled to deduct or credit Canadian withholding tax imposed on dividends paid to a U.S. Holder, subject to applicable limitations in the Code. For purposes of calculating a U.S. Holder’s foreign tax credit, dividends received by such U.S. Holder with respect to the common shares of a foreign corporation generally constitute foreign source income. However, and subject to certain exceptions, a portion of the dividends paid by a foreign corporation will be treated as U.S. source income for U.S. foreign tax credit purposes, in proportion to its U.S. source earnings and profits, if U.S. persons collectively own, directly or indirectly, 50% or more of the voting power or value of the foreign corporation’s common shares. If a portion of any dividends paid with respect to the common shares are treated as U.S. source income under these rules, it may limit the ability of a U.S. Holder to claim a foreign tax credit for any Canadian withholding taxes imposed in respect of such dividend, although certain elections under the Code and the Convention may be available to mitigate these effects. The rules governing the foreign tax credit are complex. U.S. Holders are urged to consult their own tax advisors regarding the availability of the foreign tax credit under their particular circumstances, including the impact of, and any exception available to, the special income sourcing rule described in this paragraph.
Sale, Exchange or Other Taxable Disposition of the Common Shares
Subject to the PFIC rules discussed below, a U.S. Holder will recognize a capital gain or loss on the sale, exchange or other taxable disposition of the common shares in an amount equal to the difference between the amount realized for the common shares and the U.S. Holder’s adjusted tax basis in the common shares. Capital gains of non-corporate
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
The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. The Company believes that it was not classified as a PFIC for the taxable year ended December 31, 2019. However, the Company cannot provide any assurance regarding its PFIC status for the current or future taxable years given that the determination of PFIC status is fact-intensive and made on an annual basis. Neither the Company’s U.S. counsel nor U.S. tax advisor expresses any opinion with respect to the Company’s PFIC status or with respect to the Company’s expectations regarding its PFIC status.
If the Company is classified as a PFIC, a U.S. Holder that does not make any of the elections described below would be required to report any gain on the disposition of common shares as ordinary income, rather than as capital gain, and to compute the tax liability on the gain and any “Excess Distribution” (as defined below) received in respect of common shares as if such items had been earned ratably over each day in the U.S. Holder’s holding period (or a portion thereof) for the common shares. The amounts allocated to the taxable year during which the gain is realized or distribution is made, and to any taxable years in such U.S. Holder’s holding period that are before the first taxable year in which the Company is treated as a PFIC with respect to the U.S. Holder, would be included in the U.S. Holder’s gross income as ordinary income for the taxable year of the gain or distribution. The amount allocated to each other taxable year would be taxed as ordinary income in the taxable year during which the gain is realized or distribution is made at the highest tax rate in effect for the U.S. Holder in that other taxable year and would be subject to an interest charge as if the income tax liabilities had been due with respect to each such prior year. For purposes of these rules, gifts, exchanges pursuant to corporate reorganizations and use of common shares as security for a loan may be treated as a taxable disposition of the common shares. An “Excess Distribution” is the amount by which distributions during a taxable year in respect of a common share exceed 125% of the average amount of distributions in respect thereof during the three preceding taxable years (or, if shorter, the U.S. Holder’s holding period for the common shares).
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
The adverse tax consequences described above may be mitigated if a U.S. Holder makes a timely “qualified electing fund” (a “QEF”) election with respect to its interest in the PFIC. Consequently, if the Company is classified as a PFIC, it would likely be advantageous for a U.S. Holder to elect to treat the Company as a    QEF with respect to such U.S. Holder in the first year in which it holds common shares. If a U.S. Holder makes a timely QEF election with respect to the Company, the electing U.S. Holder would be required in each taxable year that the Company is considered a PFIC to include in gross income (i) as ordinary income, the U.S. Holder’s pro rata share of the ordinary earnings of the Company and (ii) as capital gain, the U.S. Holder’s pro rata share of the net capital gain (if any) of the Company, whether or not the ordinary earnings or net capital gain are distributed. An electing U.S. Holder’s basis in common shares will be increased to reflect the amount of any taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction of basis in the common shares and will not be taxed again as distributions to the U.S. Holder.
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

Alternatively, if the Company were to be classified as a PFIC, a U.S. Holder could also avoid certain of the rules described above by making a mark-to-market
election (instead of a QEF election), provided the common shares are treated as regularly traded on a qualified exchange or other market within the meaning of the applicable U.S. Treasury Regulations. However, a U.S. Holder will not be permitted to make a mark-to-market
election with respect to a Subsidiary PFIC. U.S. Holders should consult their own tax advisors regarding the potential availability and consequences of a mark-to-market
election, as well as the advisability of making a protective QEF election in case the Company is classified as a PFIC in any taxable year.
During any taxable year in which the Company or any Subsidiary PFIC is treated as a PFIC with respect to a U.S. Holder, that U.S. Holder generally must file IRS Form 8621, Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund. U.S. Holders should consult their own tax advisors concerning annual filing requirements.
Required Disclosure with Respect to Foreign Financial Assets
Certain U.S. Holders are required to report information relating to an interest in the common shares, subject to certain exceptions (including an exception for common shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in the common shares. U.S. Holders should consult their own tax advisors regarding information reporting requirements relating to their ownership of the common shares.
Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from April 28, 2017, which is the date our common shares commenced trading on the NYSE, through December 31, 2019, to two indices: the NYSE Composite Index (“NYA Index”) and the NYSE Arca Biotechnology Index (“BTKTR Index”). The graph assumes an initial investment of $100 on April 28, 2017, and, where applicable, includes the reinvestment of dividends.

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of our common shares.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2019, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 960,500 common shares under our equity compensation plans at exercise prices ranging from C$20.77 to C$37.12 and ranging from $15.23 to $34.24 per share and (ii) made an aggregate of 26,368 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $12.48 and $12.49 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.
Issuer Repurchases of Equity Securities
None.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form
10-K.
The selected Consolidated Statement of Operations Data for the years ended December 31, 2019, 2018 and 2017 and Consolidated Balance Sheet Data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form
10-K.
The selected Consolidated Statement of Operations Data for the years ended December 31, 2016 and 2015 and Consolidated Balance Sheet Data as of December 31, 2017 and 2016 have been derived from our audited financial statements that are not included in this Annual Report on Form
10-K.
Historical results are not necessarily indicative of future results. Our audited annual consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2019	2018	2017	2016	2015
		(dollars in thousands except share and per share amounts)
Consolidated Statement of Operations Data
Revenue	$29,544	$53,019	$51,762	$11,009	$9,660
Operating Expenses:
Research and development	115,900	56,926	41,144	35,551	24,403
General and administrative	64,177	29,457	18,550	12,554	5,217
Impairment on acquired IPR&D	768	—	1,536	768	—

Total operating expenses	180,845	86,383	61,230	48,873	29,620

Loss from Operations	(151,301)	(33,364)	(9,468)	(37,864)	(19,960)
Other income (expense), net	5,282	(1,021)	(494)	(1,020)	824

Loss before income taxes	(146,019)	(34,385)	(9,962)	(38,884)	(19,136)
Net income tax recovery (expense), net	582	(2,171)	(444)	5,075	(34)

Net loss	$(145,437)	$(36,556)	$(10,406)	$(33,809)	$(19,170)

Net loss per common share (basic) (1)	(3.83)	(1.26)	(0.51)	(2.65)	(1.70)
Net loss per common share (diluted) (1)	(3.83)	(1.26)	(0.64)	(2.65)	(1.70)
Weighted-average number of common shares (basic) (1)	38,022,014	29,089,896	21,249,414	12,736,567	11,266,451
Weighted-average number of commons shares (diluted) (1)	38,022,014	29,089,896	21,321,209	12,736,567	11,266,451

(1)	See “Notes to the Consolidated Financial Statements—Summary of Significant Accounting Policies—Net Income (Loss) Per Share” for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.

	Year Ended December 31,
	2019	2018	2017	2016
		(dollars in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$128,451	$42,205	$35,946	$16,437
Short-term investments	170,453	157,959	51,851	23,824
Working capital	229,278	174,383	77,674	29,928
Long-term obligations	39,972	34,001	866	9,577
Total assets	368,205	244,477	131,955	93,995
Total liabilities	122,524	63,987	15,527	26,133
Total shareholders’ equity	245,681	180,490	116,428	9,002

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form
10-K,
including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form
10-K.
We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form
10-K.
We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form
10-K.
Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary. For a discussion regarding our financial condition and results of operations for fiscal 2018 as compared to fiscal 2017 see Item 7 of our Annual Report on Form
10-K
for the fiscal year ended December 31 2018, filed with the SEC on March 6, 2019.
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
best-in-class
multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•	initiate ZW25 registration-enabling studies in 2 nd line HER2-positive BTC and 1 st line HER2-positive GEA;
•	report ZW49 Phase 1 dose-escalation data and initiate expansion cohorts;
•	expand ZW25 clinical development into additional HER2-expressing cancers;
•	report ZW25 Phase 2 chemotherapy combination data from 1 st line HER2-positive GEA; and
•	continue building a strong preclinical pipeline through internal R&D and external partnerships.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018, 2019 and 2020. From inception to date, we received approximately $786.9 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings including issuance of pre-funded warrants as well as proceeds from exercises of options and employee stock purchase plans. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $298.9 million.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2019, net proceeds from our public offering that closed on January 27, 2020, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2022 and potentially beyond.
We reported a net loss of $145.4 million for the year ended December 31, 2019 and through December 31, 2019, we had an accumulated deficit of $290.7 million. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
Recent Developments
ZW25 Clinical Program:
In January 2020, we announced an agreement with Pfizer and the initiation of a Phase 2 clinical trial evaluating ZW25 in combination with Pfizer’s Ibrance
®
(palbociclib), an oral CDK4/6 inhibitor, and the hormone therapy fulvestrant with the goal of providing a chemotherapy-free treatment option to people with advanced HER2-positive, hormone receptor-positive breast cancer. We will sponsor the study, and Pfizer will provide palbociclib. Part one of the study will evaluate the safety and tolerability of ZW25 in combination with palbociclib and fulvestrant and identify the RD of ZW25 and palbociclib. Part two of the study will evaluate anti-tumor activity at the RD level. The trial will enroll up to 76 patients at sites in the United States and Canada, and expansion to Spain is planned.
In January 2020, we announced that the FDA has granted Fast Track and Orphan Drug Designations to ZW25 in refractory BTC.
In November 2019, we announced updated Phase 1 data for single agent ZW25 in heavily pretreated patients with
HER2-expressing
solid tumors. Zymeworks and its collaborator BeiGene plan to advance ZW25 into potentially registration-enabling global studies in HER2-expressing BTC and GEA, based on these clinical data.
In October 2019, we announced the first data from our Phase 1 study evaluating ZW25 in combination with chemotherapy in HER2-expressing GEA. Overall, the majority of patients experienced a decrease in their target lesions and responses were observed in both low and high HER2-expressing GEA.
In September, 2019, we announced updated data from the ongoing multi-center Phase 1 clinical trial evaluating ZW25 in patients with
HER2-expressing
solid tumors, including BTC, colorectal cancer, gynecological cancers, and GEA. Data support the initiation of a registration-enabling Phase 2 clinical trial evaluating single agent ZW25 in second-line HER2-expressing BTC.
In May 2019, we announced that the FDA has granted Fast Track designation to ZW25 for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy.
In April 2019, we announced the initiation of a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive GEA. The primary objectives of this trial are to confirm the safety, tolerability, and anti-tumor activity of ZW25 in combination with global standard of care regimens for GEA, including platinum and fluoropyrimidine-based regimens.

ZW49 Clinical Program:
In January 2020, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study highlighting that there have been no dose-limiting toxicities observed and the maximum tolerated dose has not been reached. With over ten patients treated, the majority of treatment-related adverse events have been grade 1 or 2, and were reversible and manageable on an outpatient basis. Preliminary results from these initial dose cohorts include anti-tumor activity.
Licensing and Collaboration Agreements:
In July 2019, we announced that we earned a $7.5 million milestone payment from Celgene (now BMS) under our 2014 collaboration and licensing agreement with BMS, in connection with BMS exercising its option for a commercial license to a proprietary immune-oncology bispecific built on our Azymetric platform.
In May 2019, we announced that we earned a $2.0 million milestone payment from Merck under our 2014 research and license agreement with Merck, in connection with Merck’s completion of a late-stage preclinical study for a bispecific antibody candidate using our proprietary Azymetric and EFECT therapeutic platforms.
In May 2019, we expanded our 2016 licensing and collaboration agreement with GSK for the research, development, and commercialization of bispecific antibodies across multiple disease areas. Under the expanded agreement, GSK will now have access to our unique heavy-light chain pairing technology, part of our proprietary Azymetric platform. We will be eligible to receive increased pre-clinical,
development and commercial milestone payments, with the new potential value of the collaboration increasing up to $1.1 billion. Additionally, we are eligible to receive increased tiered royalties on worldwide sales.
In May 2019, we entered into a licensing agreement with Iconic granting Iconic non-exclusive
rights to our proprietary ZymeLink ADC platform for the development of Iconic’s
ICON-2
Tissue Factor ADC for cancer. This is the first collaboration leveraging the ZymeLink platform and represents our third technology platform licensed to a collaborator. Under the terms of the agreement, we will be eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales.
In April 2019, we announced that we earned a $3.5 million milestone payment from Daiichi Sankyo under our 2016 cross-licensing and collaboration agreement with Daiichi Sankyo, in connection with Daiichi Sanko exercising its option for a commercial license to a proprietary immune-oncology bispecific built on our Azymetric and EFECT platforms.
Financing Activities:
On January 27, 2020, we announced the closing of our underwritten public offering which consisted of the issuance of 5,824,729 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 900,000 additional shares, and, in lieu of common shares, to a certain investor, pre-funded
warrants to purchase up to 1,075,271 common shares. The common shares were offered at a price to the public of $46.50 per common share and the pre-funded
warrants were offered at a price of $46.4999 per
pre-funded
warrant, for aggregate gross proceeds to the Company of approximately $320.8 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in Canada pursuant to our final prospectus supplement, dated January 22, 2020 (the “Canadian Supplement”), to our Canadian final base shelf prospectus, dated November 18, 2019 (the “Base Prospectus”), and in the United States pursuant to our final prospectus supplement, dated January 22, 2020 (the “U.S. Supplement”, together with the Canadian Supplement, the “Supplements”), to our U.S. automatic shelf registration statement on Form
S-3ASR,
including a prospectus dated November 5, 2019 (the “Registration Statement”). The Supplements were filed in Canada and the United States on January 23, 2020.
In November 2019, we filed an automatic shelf registration statement with the SEC to replace our existing shelf registration statement on Form
S-3
, which permits us to take advantage of certain benefits only available to well-

known seasoned issuers under SEC rules. Concurrent with the filing of the registration statement, we entered into an at-the-market
equity offering sales agreement (the “ATM Sales Agreement”) with Jefferies LLC, effective as of November 5, 2019. Under the ATM Sales Agreement, we may sell our common shares from time to time for up to $75.0 million in aggregate sales proceeds in
“at-the-market”
transactions.
We voluntarily delisted our common shares from the TSX as of the close of business on October 1, 2019.
In June 2019, we closed an underwritten public offering pursuant to which we sold 7,013,892 common shares (including 1,458,336 common shares upon the full exercise of the underwriters’ over-allotment option) at $18.00 per common share and in lieu of common shares, to a certain investor, 4,166,690 pre-funded
warrants at $17.9999 per
pre-funded
warrant. We received net proceeds of approximately $188.0 million for the offering, after deducting underwriting discounts, commissions and offering expenses.
Board of Director Changes:
In September 2019, we announced the appointment of Lota Zoth as Chair of the Board of Directors succeeding Nick Bedford, who retired from his functions as Chair and Board member. Mr. Bedford served as Board Chair since September 2004.
In June 2019, we announced the appointment of two independent biopharmaceutical executives, Susan Mahony and Troy Cox, to the Board of Directors. Dr. Mahony brings extensive operational, clinical, and commercialization experience to Zymeworks Board of Directors from over 30 years of combined experience with Lilly, Schering-Plough Corporation (“Schering-Plough”), Amgen Inc., and BMS. Mr. Cox brings extensive biotechnology business and executive leadership experience from numerous senior leadership positions at leading biopharmaceutical companies such as Foundation Medicine, Inc., Roche-Genentech, Inc., UCB S.A., Sanofi-Aventis U.S. LLC, and Schering-Plough.
Management Changes:
In October 2019, Kathryn O’Driscoll was appointed Chief People Officer of Zymeworks. Ms. O’Driscoll brings over 20 years of experience as an executive-level human resources leader across large global organizations in the technology and non-profit
sectors. In her new role as Zymeworks’ Chief People Officer, she will be responsible for growing and developing its highly diverse and skilled workforce.
Financial Operations Overview
Revenue
Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable
payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under collaboration and license agreements. We have recognized a total of $186.8 million in collaboration revenue from inception to date. We expect that collaboration revenue from our strategic partnerships will be our primary source of revenue for the foreseeable future.
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

Our research and development expenditures increased to $115.9 million for the year ended December 31, 2019, compared to $56.9 million for the year ended December 31, 2018. This was primarily due to an increase in activities related to the progression and expansion of ZW25 clinical studies and the associated manufacturing costs, as well as development activities for ZW49 in 2019, and an increase in other research and development, which includes an increase in salaries and benefits expense as a result of an increase in headcount and non-cash
stock-based compensation expense compared to the same period in 2018.
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
General and Administrative Expense
General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, intellectual property, business development, human resources and other support functions, as well as legal and professional fees. We expect general and administrative expenses to increase as we expand our infrastructure to support our ongoing research and development activities and operate as a public company.
Other Income (Expense)
Other income (expense) primarily consists of interest and accretion expenses, interest income, change in fair value of warrant liabilities, foreign exchange gain (loss) and loss on debt extinguishment.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate.

For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2019, except the adoption of ASU 2016–02, Leases (Topic 842), effective on January 1, 2019.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, and participation on joint research and/or development committees.
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
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, management applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations , allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail in the following paragraphs for each type of payment received by the Company under the terms of the license and collaborations agreements.
Licenses of intellectual property including platform technology access:
If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable,
upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable,
upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
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

At the end of each subsequent reporting period, the Company
re-evaluates
the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up
basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that the Company may not earn all of the milestone payments from each of its strategic partners. Management applies significant judgment when assessing the likelihood of whether milestones are considered probable of being achieved and when allocating the transaction price to each performance obligation for revenue recognition purposes.
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
arrangements.
Research support and other payments:
Payments by the licensees in exchange for research activities performed by the Company on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research supplies provided are recognized as revenue upon delivery of the supplies.
Research and Development Costs and Related Accrued Expenses
Research and development costs are expensed as incurred and include costs that we incur for our own and for our strategic partners’ research and development activities. These costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations on our behalf, costs associated with investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, share-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical trial expenses represent a significant component of research and development expenses and we outsource a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing our consolidated financial statements, we estimate accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to us. When making these estimates, management uses operational and contractual information from third party service providers, operational data from internal personnel, and considerable judgment. The accrued balance factors in management’s best estimate of the date on which certain services commence, the level of services performed before a given date, whether certain services are invoiceable and the cost of such services. If the actual timing of provision of services or level of effort varies from our estimates, we adjust research and development expense and accrued liabilities accordingly on a prospective basis.
Business Combinations
In a business combination, the fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed are recorded at their fair values at the date of acquisition. Management uses judgment when estimating fair values of the net assets acquired and any contingent consideration to be recognized as part of the initial purchase consideration. The fair value of intangible assets acquired, including acquired in-process
research and development (“IPR&D), is determined using valuation techniques that require estimates and assumptions for replacement costs, future net cash flows and discount rates. For IPR&D, estimates are made for costs required to conduct clinical trials, the number of potential patients, market prices of future commercial products and cost to commercialize them and for the probability of success. Changes in these estimates and assumptions used could have a material impact on the amount of goodwill and intangible assets recorded and the results of impairment tests performed in future periods.
Impairment of Long-Lived Assets
Goodwill and IPR&D assets classified as indefinite-lived are not amortized, but are evaluated for impairment annually or more frequently if impairment indicators arise. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. For definite-lived intangible assets, if there is a major event indicating that the carrying value may be impaired, then management will perform an impairment test.
Impairment tests for goodwill and intangibles assets involve considerable use of judgment and require management to make estimates and assumptions. The fair values of reporting units are derived from valuation models, which consider various factors such as discount rates, future earnings and growth rates. Changes in estimates and assumptions can affect the reported value of goodwill and intangible assets.
Share-Based Compensation
We recognize share-based compensation expense on share awards granted to employees and members of the board of directors based on their estimated fair values using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires assumptions for various inputs to measure fair value, including expected term of the awards, underlying share price volatility, forfeiture rates, risk-free interest rate and expected dividend yields of our common shares. Management uses judgement to determine the inputs to the Black-Scholes option pricing model and changes in these assumptions could have a material impact to the fair value calculations and the amount and timing of share-based compensation expense recognized in earnings.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2019 within this Annual Report on Form
10-K.
Results of Operations for the Years Ended December 31, 2019, 2018 and 2017
Revenue

	Year Ended December 31,
	2019	2018	2017	Change 2019 – 2018
	(dollars in millions)
Revenue from research and development collaborations	$29.5	$53.0	$51.8	$(23.5)	(44%)

Revenue for all periods presented relates primarily to
non-recurring
upfront fees, expansion payment or milestone payments from our licensing and collaboration agreements. Total revenue decreased by $23.5 million in 2019 compared to 2018. Revenue for 2019 includes $8.0 million received from Lilly for achievement of a development milestone upon Lilly’s submission of an IND application, $7.5 million received upon BMS’s exercise of its commercial license option, $3.5 million received upon Daiichi Sankyo’s exercise of a commercial license option, and $3.0 million received in development milestones from collaboration partners, as well as $4.0 million received in research support and other payments from our partners. Revenue in 2019 also included recognition of $3.5 million from deferred revenue relating to the upfront fee received in the prior year from BeiGene under the 2018 licensing and collaboration agreement for development of ZW25. Revenue for 2018 included recognition of $23.5 million of an upfront fee from BeiGene in relation to the Company granting

BeiGene a license to its Azymetric and EFECT platforms to develop and commercialize up to three bispecific antibodies globally as well as granting licenses for development of ZW25; an $18.0 million upfront fee in relation to the second licensing agreement with Daiichi Sankyo; a $5.0 million upfront fee in relation to the licensing agreement with LEO; a $4.0 million research program expansion fee from BMS; a $2.0 million development milestone payment triggered upon Lilly’s submission of an IND application under the first licensing agreement with Lilly and $0.5 million in research support payments from various collaborations.
Research and Development Expense

	Year Ended December 31,
	2019	2018	2017	Change 2019 – 2018
	(dollars in millions)
Total research and development expense	$115.9	$56.9	$41.1	$59.0	104%

Research and development expense increased by $57.4 million in 2019 compared to 2018. This was primarily due to an increase in activities related to the progression and expansion of ZW25 clinical studies and the associated manufacturing costs, as well as development activities for ZW49 in 2019, and an increase in other research and development activities, which included an increase in salaries and benefits expense as a result of an increase in headcount and non-cash
stock-based compensation expense compared to the same period in 2018. Research and development expense included non-cash
stock-based compensation expense of $14.3 million including $8.4 million in expense related to the mark-to-market
revaluation of certain historical liability classified equity awards (2018 – $4.2 million stock-based compensation expense, including $2.0 million expense related to mark-to-market
revaluation of liability classified equity awards).
General and Administrative Expense

	Year Ended December 31,
	2019	2018	2017	Change 2019 – 2018
	(dollars in millions)
General and administrative expense	$64.2	$29.5	$18.6	$34.7	118%

General and administrative expense increased by $34.7 million in 2019 compared to 2018, primarily due to an increase in headcount to support our expanding research and development activities and non-cash
stock-based compensation expense. General and administrative expense included non-cash
stock-based compensation expense of $34.2 million, including $27.5 million expense related to the mark-to-market
revaluation of certain historical liability classified equity awards (2018 – $9.1 million stock-based compensation expense, including $5.4 million expense related to mark-to-market
revaluation of liability classified equity awards).
Other Income (Expense)

	Year Ended December 31,
	2019	2018	2017	Change 2019 – 2018
	(dollars in millions)
Other income (expense), net	$5.3	$(1.0)	$(0.5)	$6.3	630%

Net other income increased by $6.3 million in 2019 compared to 2018. Net other income for 2019 primarily included interest income of $6.0 million, which was partially offset by a net foreign exchange loss of $0.6 million. Net other expense for 2018 included a loss of $3.6 million due to an increase in fair value of warrant liabilities and interest expenses of $0.2 million, which was partially offset by interest income of $2.6 million and a net foreign exchange gain of $0.1 million.

Liquidity and Capital Resources
Sources of Liquidity
Until the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, the issuance of convertible debentures that subsequently converted into equity securities, a private placement of preferred shares and a credit facility.
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
We completed a subsequent public offering on June 24, 2019 pursuant to which we sold (i) 7,013,892 common shares (including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 4,166,690 pre-funded
warrants in lieu of common shares. We received gross proceeds of approximately $201.3 million and net cash proceeds of approximately $188.0 million, after underwriting discounts, commissions and offering expenses.
We completed a subsequent public offering on January 27, 2020 pursuant to which we sold (i) 5,824,729 common shares (including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 1,075,271 pre-funded
warrants in lieu of common shares. We received gross proceeds of approximately $320.8 million and net cash proceeds of approximately $301.1 million, after underwriting discounts, commissions and estimated offering expenses.
In addition to equity offerings, our operations have been funded through upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements, government grants and SR&ED credits. We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments, including net proceeds from our public offering that closed on January 27, 2020, combined with certain anticipated milestone payments from our collaborations, will enable us to fund our operating expenses and capital expenditure requirements into 2022 and potentially beyond. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors—Risks Related to Our Dependence on Third Parties—We may not realize the anticipated benefits of our strategic partnerships”.
As of December 31, 2019, we had $298.9 million in cash and cash equivalents and short-term investments.

Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(81.8)	$24.2	$0.2
Investing activities	(25.6)	(109.0)	(30.9)
Financing activities	193.7	91.4	50.0
Effect of exchange rate changes on cash and cash equivalents	(0.0)	(0.3)	0.2

Net increase in cash and cash equivalents	$86.3	$6.3	$19.5

Operating Activities
In 2019, we used net cash of $81.8 million in operating activities whereas in 2018, we generated net cash of $24.2 million from operating activities. The year-over year change in net cash used in operating activities was primarily due to lower receipts in 2019 from collaboration partners in the form of upfront fees, milestones, license option fees and research support payments as well as increased expenditures for expansion of our clinical programs, research and development and other operational activities. In 2019, receipts from our partners were primarily from Lilly, BMS, Daiichi Sankyo and Merck of $8.0 million, $7.5 million, $3.5 million and $2.0 million respectively, whereas, in 2018, receipts were primarily from BeiGene, Daiichi Sankyo, LEO and BMS of $60.0 million, $18.0 million, $5.0 million and $4.0 million, respectively.
In 2018, we generated net cash of $24.2 million in operating activities whereas in 2017, operating cash inflows and outflows offset each other resulting in a net cash flow of $0.2 million from operating activities. The increase in net cash generated from operating activities was primarily due to higher amounts received from our partners during 2018 in the form of upfront fees, milestones, license option fees and research support payments, which were partially offset by increased expenditures for expansion of our clinical programs, research and development and other operational activities. In 2018, payments from our partners were primarily from BeiGene, Daiichi Sankyo, LEO and BMS of $60.0 million, $18.0 million, $5.0 million and $4.0 million, respectively, whereas in 2017, receipts were primarily from Janssen of $50.0 million.
Investing Activities
Net cash used in investing activities in 2019 is primarily related to an increase in short term investments of $11.7 million, purchases of leasehold improvements and office equipment of $6.3 million and purchases of research licenses and other intangible assets of $7.6 million. Net cash used in investing activities in 2018 is primarily related to an increase in short-term investments of $105.6 million, purchases of laboratory equipment, computer hardware and office equipment as well as increases in leaseholds totaling $0.8 million and purchases of research licenses and software of $2.6 million. Net cash used in investing activities in 2017 is primarily related to an increase in short-term investments of $27.8 million, purchases of laboratory equipment and computer hardware as well as increases in leaseholds totaling $2.0 million and purchases of research licenses and software of $1.1 million.
Financing Activities
Net cash provided by financing activities in 2019 primarily included net proceeds of $188.2 million from our June 2019 public offering of equity securities, $5.5 million from stock option exercises and $0.6 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities in 2018 primarily included net proceeds of $90.8 million from a public offering of equity securities, as well as $0.9 million from exercises of stock options and shares issued under the Company’s employee share purchase plan. Net cash provided by financing activities in 2017 included net proceeds of $55.8 million from the IPO and $2.0 million from exercises of warrants and stock options, offset by $7.8 million in debt repayments.
Contractual Obligations and Contingent Liabilities
Lease Commitments
We lease separate office and laboratory space in Vancouver, British Columbia, with terms of each lease expiring in August 2021. We entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than September 1, 2021. This lease has an initial term of ten years, with two five-year extension options.
In addition, we lease office space in Seattle, Washington which expires in February 2022. On February 25, 2019, we entered into a new lease for office space in Seattle. The commencement date of this lease was July 30, 2019 for a portion of the space and is April 1, 2020, subject to adjustment related to ongoing construction, for the remaining portion of the space. The expiration date of the lease is September 30, 2025.
We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable
operating leases and capital leases at December 31, 2019 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$31	$16	$6	$3	$1	$57
Operating lease obligations	1,438	2,076	1,007	991	1,019	6,531

Total contractual obligations	$1,469	$2,092	$1,013	$994	$1,020	$6,588

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
In August 2016, we entered into a license agreement with Innovative Targeting Solutions Inc. (“ITS”) to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, we agreed to pay an aggregate of $12.0 million in annual licensing fees to ITS over a five-year period, the full outstanding amount of which was paid in the period ended December 31, 2019 in accordance with the prepayment terms thereunder. As a result, as of December 31, 2019, we have no further licensing fee payment obligations under the agreement. Licensing fees paid have been recorded in intangible assets and are being amortized over their useful lives. We may also be required to make future payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales.

In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed
products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit
percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2019, the development milestone payments had an estimated fair value of approximately $1.0 million, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2018: $0.7 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Outstanding Share Data
As of February 27, 2020, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 45,518,869 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 27, 2020, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded
warrants, 2,454,941 common shares issuable pursuant to 2,454,941 exercisable outstanding stock options and 2,710,965 common shares issuable pursuant to 2,710,965 outstanding options that were not exercisable at that date.
JOBS Act
Prior to December 31, 2019, the Company was an “emerging growth company” under the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we irrevocably elected not to avail ourselves of this extended transition period and, as a result, adopted new or revised accounting standards on the relevant dates on which adoption of such standards was required for other public companies.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates.

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent and short-term investment portfolio. At December 31, 2019 and 2018, we had cash, cash equivalents and short-term investments of $299.0 million and $200.2 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe that a hypothetical 10% increase in interest rates or in investment returns would have a material effect on the fair market value of our portfolio or investment income, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar as most of our revenues and operating expenses are denominated in U.S. dollars. We incur certain operating expenses in Canadian dollars and accordingly, are subject to foreign currency transaction risk. We do not use derivative instruments to hedge exposure to foreign transaction risk due to the low volume of transactions denominated in Canadian dollars and other foreign currencies. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.
At December 31, 2019, our net monetary assets denominated in Canadian dollars were $5.0 million (C$6.4 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $0.5 million in Consolidated Statements of Loss and Comprehensive Loss for the year ended December 31, 2019.

Item 8.	Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Zymeworks, Inc.:
O
pinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zymeworks Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, changes in redeemable convertible preferred shares and shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Cha
nge in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its accounting policies for leases as of January 1, 2019 due to the adoption of ASC 842 –
Leases.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting policies for revenue recognition as of January 1, 2018 due to the adoption of ASC 606 –
Revenue from Contracts with Customers.
B
asis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
C
ritical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
A
ssessment of distinct performance obligations in research, collaboration and licensing agreements
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has entered into research, collaboration and licensing agreements for which revenue recognized for the year ended December 31, 2019 was $29,544 thousand, of which $1,000 thousand relates to contracts entered into during the current year that have a license and other performance obligations. The accounting for the Company’s contracts with customers arising from research, collaboration and licensing arrangements requires the identification of all performance obligations and, for those that include a license of intellectual property, require an allocation of the transaction price to the identified performance obligations based on whether the other products or services are distinct from the license in the contract.
We identified the assessment of distinct performance obligations in research, collaboration and licensing agreements as a critical audit matter. Complex auditor judgment was required in evaluating the rights and obligations described in the agreements, their intended benefit to the customer, and the level of interdependence that exists between the licenses and other promised goods and services in the contract which are factors in determining whether a performance obligation is distinct.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process. This included controls over the Company’s accounting analyses of research, licensing and collaboration agreements and the determination of distinct performance obligations. We read the research, collaboration and licensing agreements entered into during the current year to gain an understanding of the contractual terms and conditions and commitment being made in the agreements and compared our understanding to the Company’s analyses. We conducted interviews with the Company’s business development personnel to understand the specific functionalities of the license and to evaluate the nature of the promises made to the customers. We inspected a selection of invoices from third parties and compared to the Company’s analysis of the determination of distinct performance obligations.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015. Vancouver, Canada
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Zymeworks, Inc.:
O
pinion on Internal Control Over Financial Reporting
We have audited Zymeworks, Inc
.
’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
March 2, 2020

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$128,451	$42,205
Short-term investments (note 5 )	170,453	157,959
Accounts receivable	2,185	358
Prepaid expenses and other current assets	10,741	3,847

Total current assets	311,830	204,369
Deferred financing fees	650	265
Long-term prepaid assets	2,306	1,135
Deferred tax asset (note 15)	1,218	198
Property and equipment, net (note 7 )	11,100	6,484
Operating lease right-of-use assets (note 1 6 )	5,400	—
Intangible assets, net (note 8 )	6,057	1,614
Acquired in-process research and development (note 6 )	17,628	18,396

Goodwill (note 6)	12,016	12,016
Total assets	$368,205	$244,477

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9 )	$35,691	$13,403
Fair value of liability classified options (note 17 )	45,569	12,603
Current portion of operating lease liability (note 1 6 )	1,282	—
Current portion of deferred revenue (note 1 3 )	—	3,530
Other current liabilities	10	450

Total current liabilities	82,552	29,986
Long-term portion of operating lease liability (note 1 6 )	5,599	—
Long-term portion of deferred revenue (note 1 3 )	32,941	32,941
Other long-term liabilities ( note 9 )	1,024	946
Deferred tax liability (note 15)	408	114

Total liabilities	122,524	63,987
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at December 31, 2019 and 2018; 39,564,529 and 31,977,668 shares issued and outstanding at December 31, 2019 and 2018, respectively (note 1 1b )	450,210	320,074
Additional paid-in capital	92,839	12,347
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(290,709)	(145,272)

Total shareholders’ equity	245,681	180,490

Total liabilities and shareholders’ equity	$368,205	$244,477

Research collaboration and licensing agreements (note 1 3 )
Commitments and contingencies (note 1 8 )
Subsequent event (note 1 9 )

The accompanying notes are an integral part of these financial statements

10
6

ZYMEWORKS INC.
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Research and development collaborations (note 1 3 )	$29,544	$53,019	$51,762
Operating expenses:
Research and development , net of government grants and c redits	115,900	56,926	41,144

General and administrative	64,177	29,457	18,550
Impairment on acquired IPR&D (note 6)	768	—	1,536

Total operating expenses	180,845	86,383	61,230

Loss from operations	(151,301)	(33,364)	(9,468)
Other income (expense):
Interest and other income	6,022	2,638	743
Other expense, net (note 14)	(740)	(3,659)	(1,237)

Total other income (expense), net	5,282	(1,021)	(494)

Loss before income taxes	(146,019)	(34,385)	(9,962)
Income tax recovery (expense), net (note 15)	582	(2,171)	(444)

Net loss and comprehensive loss	$(145,437)	$(36,556)	$(10,406)
Net loss per common share (note 4):
Basic	$(3.83)	$(1.26)	$(0.51)
Diluted	$(3.83)	$(1.26)	$(0.64)
Weighted-average common shares outstanding (note 4 ):
Basic	38,022,014	29,089,896	21,249,414
Diluted	38,022,014	29,089,896	21,321,209

The accompanying notes are an integral part of these financial statements

10
7

ZYMEWORKS INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)

	Rede emable Convertible C lass A Preferred shares		Com mon s hares		Accumulated	Accumulated o ther comprehensive	A dditional paid-i n	T otal shareholders'
	Shares	Amount	Shares	Amount	deficit	loss	capital	equity
Balance at December 31, 2016	5,260,404	$58,860	13,126,248	$106,595	$(97,790)	$(6,659)	$6,856	$9,002
Issuance of common shares on exercise of options	—	—	207,777	1,777	—	—	(512)	1,265
Issuance of common shares on exercise of warrants	—	—	117,320	1,563	—	—	—	1,563
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	—	—	(2,879)	(2,879)
Stock -based compensation	—	—	—	—	—	—	4,827	4,827
Beneficial conversion feature recognized on the conversion of redeemable convertible class A preferred shares (note 11 c )	—	—	—	—	(520)	—	520	—
Conversion of redeemable convertible class A preferred shares to common shares in connection with initial public offering (note 11c )	(5,260,404)	(58,860)	7,098,194	58,860	—	—	—	58,860
Issuance of common shares in connection with initial public offering, net of offering costs (note 11 a)	—	—	4,894,467	54,196	—	—	—	54,196
Net loss	—	—	—	—	(10,406)	—	—	(10,406)

Balance at December 31, 2017	—	$—	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise stock options (note 1 1 e )	—	—	94,812	1,166	—	—	(341)	825
Issuance of common shares through employee stock purchase plan (note 1 1 f )	—	—	22,489	252	—	—	—	252
Stock -based compensation	—	—	—	—	—	—	3,876	3,876
Issuance of common shares on exercise of warrants (note 10 )	—	—	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering, net of offering costs (note 11a )	—	—	6,210,000	90,752	—	—	—	90,752
Net loss	—	—	—	—	(36,556)	—	—	(36,556)

Balance at December 31, 2018	—	$—	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of options (note 1 1 e )	—	—	529,661	11,432	—	—	(2,129)	9,303
Issuance of common shares through employee share purchase plan (note 1 1 f )	—	—	43,308	763	—	—	—	763
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	—	—	(119)	(119)
Stock -based compensation	—	—	—	—	—	—	12,676	12,676
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 11a and 11d)	—	—	7,013,892	117,941	—	—	70,064	188,005
Net loss	—	—	—	—	(145,437)	—	—	(145,437)

Balance at December 31, 2019	—	$—	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681

The accompanying notes are an integral part of these financial statements

10
8

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(145,437)	$(36,556)	$(10,406)
Items not involving cash:
Depreciation of property and equipment	2,312	1,880	1,681
Amortization of intangible assets	3,113	1,750	1,058
Impairment on acquired IPR&D	768	—	1,536
Stock-based compensation (note 11 e )	48,996	13,441	3,429
Amortization of operating lease right-of-use assets	1,906	—	—
Deferred income tax (recovery) expense	(726)	(17)	15
Change in fair value of contingent consideration (note 18 )	271	237	470
Change in fair value of warrant liabilities (note 10)	—	3,565	(2,450)
Accretion on long-term debt	—	—	248
Loss on debt extinguishment	—	—	3,114
Unrealized foreign exchange loss/(gain)	504	(48)	(254)
Changes in non-cash operating working capital:
Accounts receivable	(1,828)	(119)	2,409
Prepaid expenses and other current assets	(8,680)	(251)	(202)
Accounts payable and accrued liabilities	21,572	3,684	(358)
Operating lease liabilities	(795)	—	—
Deferred revenue	(3,530)	36,471	—
Income taxes payable	(299)	140	(71)

Net cash (used in) provided by operating activities	$(81,853)	$24,177	$219

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs (note 11a)	—	—	55,791
Proceeds from subsequent public offerings, net of issuance costs (note 11a )	188,231	90,752	—
Issuance of common shares on exercise of options (note 1 1 e )	5,498	682	965
Issuance of common shares on exercise of warrants (note 10 )	—	—	1,018
Issuance of common shares through employee stock purchase plan (note 1 1 f )	598	233	—
Repayment of debt (note 10 )	—	—	(7,814)
Deferred financing fees	(650)	(225)	—
Finance lease payments	(16)	(11)	(9)

Net cash provided by financing activities	$193,661	$91,431	$49,951

Cash flows from investing activities:
Purchase of s hort-term investments	(11,714)	(105,626)	(27,767)
Acquisition of property and equipment	(6,322)	(803)	(2,015)
Acquisition of intangible assets	(7,556)	(2,617)	(1,106)

Net cash used in investing activities	$(25,592)	$(109,046)	$(30,888)

Effect of exchange rate changes on cash and cash equivalents	30	(303)	227

Net change in cash and cash equivalents	86,246	6,259	19,509
Cash and cash equivalents, beginning of year	42,205	35,946	16,437

Cash and cash equivalents, end of year	$128,451	$42,205	$35,946

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$7,026	$—	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	607	382	123
Cashless exercise of warrants (note 10 )	—	4,913	—

The accompanying notes are an integral part of these financial statements

10
9

ZYMEWORKS INC.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of Operations
Zymeworks
 Inc.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zymeworks Inc. and its wholly owned subsidiar
y
, Zymeworks Biopharmaceuticals Inc., which was incorporated in the State of Washington on December 5, 2014. All inter-company accounts and transactions have been eliminated on
 consolidation.
All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Foreign Currency
The functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated at the approximate exchange rate prevailing on the date of the transaction. At period end, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Resulting foreign exchange gains and losses are reflected in the Consolidated Statements of Loss and Comprehensive Loss.
Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, some of which are those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical

1
10

study expense accruals, stock-based compensation, valuation allowance for deferred taxes, benefits under the Scientific Research and Experimental Development (“SR&ED”) Program, and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
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
The Company applied ASC 606 to all arrangements to date. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangement, when deemed appropriate.
In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised deliverables in the contract; (ii) determination of whether the promised deliverables are performance obligations including whether they are distinct; (iii) measurement of the transaction price, including uncertainties related to variable consideration; (iv) allocation of the transaction price to the performance obligations based on the stand-alone selling prices; and (v) recognition of revenue when or as the Company satisfies each performance obligation.
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
The Company has entered into a number of collaboration and licensing agreements. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to the Company’s intellectual property, (ii) research and development services, (iii) drug product manufacturing, and (iv) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:
•	non-refundable, upfront license and platform technology access fees;

•	research, development and regulatory milestone payments;

•	research support payments; and

•	royalties and commercial milestone payments.

If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, the Company assumes that the contract does not have a significant financing component.

1
11

When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, the Company may be required to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail in the following paragraphs for each type of payment received by the Company under the terms of the license and collaborations agreements.
Non-refundable,
upfront license and platform technology access fees
If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable,
upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable,
upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
Research, development and regulatory milestone payments
At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. When it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates
the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up
basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The probability of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that the Company may not earn all of the milestone payments from each of its strategic partners.
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

Research support and other payments
Payments by the licensees in exchange for research activities performed by the Company on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research supplies provided are recognized as revenue upon delivery of the supplies.
1
12

Royalties and commercial milestone payments
For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified
level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.
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
Short-Term Investments
The Company’s short-term investments consist of guaranteed investment certificates and term deposits with original maturities exceeding three months and less than one year. The investments are recorded at cost plus accrued interest, which approximates their fair value.
Accounts Receivable
 a
nd Allowance for Doubtful Accoun
ts
Accounts receivable are recorded at invoiced amounts, net of any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. There is no allowance for doubtful accounts recorded as at December 31, 2019 and 2018.
Deferred Financing
Fees
Deferred financing
fees
consist of
amount
s
charged by underwriters, attorneys, accountants and printers that are directly attributable to future financing transactions. These costs are deferred and subsequently charged against the gross proceeds of the related financing transaction upon closing of such tra
nsaction.
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

11
3

Property and Equipment
Property and equipment are recorded at cost net of accumulated depreciation. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in earnings. Repairs and maintenance costs are expensed as incurred.
The Company records depreciation using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset Class	Rate
Computer hardware	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of the initial lease term or useful life

Property and equipment acquired or disposed of during the year are depreciated proportionately for the period they are in use.
Patents and Intellectual Property Costs
Costs incurred to acquire patents and to prosecute and maintain intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to
approved products or if there are alternative future uses
 fo
r
the underlying
technol
ogy
. No patent or intellectual property costs have been capitalized to date.
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2019 and 2018, the Company determined that there were no impairments of long-lived assets and no assets held-for-sale.
Government Grants and Credits
Government grants are recognized where there is reasonable assurance that the grant will be received and all associated conditions will be complied with. Reimbursements of eligible research and development expenditures pursuant to government assistance programs are recorded as reductions of research and development costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim.
Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount of the claim, and hence the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company has used its best judgment and understanding of the related program agreements in determining the receivable amount.

11
4

The Company participates in SR&ED and Research Tax Credit Programs, two federal tax incentive programs that encourage Canadian and U.S. businesses to conduct research and development in Canada and in U.S. respectively. The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. These investment tax credits are recorded as reductions to research and development expenditures.
Research and Development Costs
Research and development costs are expensed as incurred and include costs that the Company incurs for its own and for the Company’s strategic partners’ research and development activities. These costs primarily consist of employee related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations on the Company’s behalf, investigative sites and consultants that conduct the Company’s clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, stock-based
compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical Trial Expense Accruals
Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the
consolidated financial statements, the Company estimates accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to the Company. When making these estimates, the Company uses operational and contractual information from third party service providers, operational data from internal personnel, and considerable judgment. The accrued balance factors in the Company’s best estimate of the date on which certain services commence, the level of services performed before a given date, whether certain services are invoiceable and the cost of such services. If the actual timing of provision of services or level of effort varies from our estimates, the Company adjusts research and development expense and accrued liabilities accordingly on a prospective basis.

Income Taxes
The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the extent of a valuation allowance. The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Interest and tax penalties are expensed as incurred.
Stock-Based Compensation
The Company recognizes stock-based compensation expense on equity and liability classified stock-based awards granted to employees, directors, and certain consultants. The Company measures the cost of such awards based on the fair value of the award, net of estimated forfeitures, and recognizes stock-based compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. The requisite service period generally equals the vesting period of the awards. The fair values of

11
5

the awards are estimated using the Black-Scholes option pricing model which uses various inputs including estimated fair value of the Company’s underlying common share at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common shares.
The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods.
Equity classified awards are measured using their grant date fair value. Liability classified awards are initially measured using their grant date fair value and are subsequently remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost (ASC 718 awards) or additional paid-in
capital or other income and expenses (ASC 815 awards) for the period.
Awards accounted for under Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Options” (“ASC 718”), with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 “Derivatives and Hedging” (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in the Company’s functional currency is required to be classified as a liability. Certain option awards which were classified as equity on grant dates were subsequently reclassified to liability:
•
Upon the change of the compensation currency for certain executives from Canadian dollars to U.S. dollars effective January
 1,
2017
,

options
held by such executives which
were

previously classified as equity awards per ASC
718
 with a total fair value of $7,371
on January 1, 2017 have been reclassified as liability awards of which $2,879 was reclassified from additional paid-in capital and the remaining $4,492 was recorded to the statement of loss on January 1, 2017 as under
 ASC
718
, upon the change in classification, the change in fair value of the options while they were classified as equity is recorded as an adjustment to the statement of loss
.

•
Upon the change of the compensation currency for a certain executive from Canadian dollars to U.S. dollars effective January 1,

2019, options held by such executive which were previously classified as equity awards per ASC 718 with a total fair value of $240 on January 1, 2019 have been reclassified as liability awards of which $119 was reclassified from additional paid-in
 capital and the remaining $121 was recorded to the statement of loss on January 1, 2019 as under ASC 718, upon the change in classification, the change in fair value of the options while they were classified as equity is recorded as an adjustment to the statement of loss.

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
Business Combinations and Goodwill

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. If the Company’s interest in the fair value of the acquiree’s net identifiable assets exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

11
6

Goodwill is evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present (note 6). As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.
Acquired
In-Process
Research and Development (IPR&D) and Definite-lived Intangible Assets
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present.
Definite-lived intangible assets include computer software and a research license and are amortized on a basis which reflects the pattern in which the economic benefits are consumed. Amortization begins when the assets are put into use. If there is a event indicating that the carrying value of a definte-lived intangible asset may be impaired, then the Company will perform an impairment test. When an impairment test is performed, if the carrying value exceeds the recoverable value, based on the sum of undiscounted future cash flows, then such asset is written down to its fair value.
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

3. Recent Accounting Pronouncements
Adoption of Topic 842 (Leases)
On January 1, 2019 the Company adopted Topic 842 using the modified retrospective approach with a cumulative-effect adjustment to accumulated deficit as of January 1, 2019 in accordance with ASU No.
 2018-11,
Leases (Topic 842)—Targeted Improvements
. Results for the
year
ended
Dec
ember

31
, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC Topic 840:
Leases
(“Topic 840”). The Company elected certain practical expedients permitted under the transition guidance within the new standard, including not to separate non-lease
components in determining operating lease liability.

11
7

The impact of the adoption of Topic 842 on the accompanying
c
onsolidated
b
alance
s
heet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Operating lease right-of-use assets (1)	$—	$3,222	$3,222
Total lease inducements (2)	333	(333)	—
Total operating lease liabilities (3)	—	3,561	3,561

(1)	Right-of-use assets include operating leases. Right-of-use assets for finance leases are included in property and equipment

(2)	Included in current and long-term other liabilities (note 9)

(3)	Includes current and non-current operating lease liabilities

The adjustments due to the adoption of Topic 842 primarily related to the recognition of operating lease right-of-use
assets and operating lease liabilities. No adjustment was made to accumulated deficit as of January 1, 2019.
The Company evaluated its facility leases and determined that, effective upon the adoption of Topic 842, they were all operating leases. The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Topic 842 and determined that, except for the facility and equipment leases described above, none of its contracts contain a lease. The impact of the adoption of Topic 842 on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2019 was as follows:

	As reported	Effect of Adoption of Topic 842 Higher / (Lower)	Balances Without the Adoption of Topic 842
Operating expenses for the year ended December 31, 2019	$180,845	$311	$180,534

See note 16 in these consolidated financial statements for additional disclosures.
Adoption of other pronouncements
In June 2018, the FASB issued ASU 2018–07, Compensation

—

Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019. Adoption of this new accounting standard did not have a significant
impact on the Company’s consolidated financial statements.
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
11
8

In August 2018, the FASB issued ASU 2018–15, Intangibles

—

Goodwill and
Other – Internal

Use Software (Subtopic 350–40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use
software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted
. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s consolidated financial statements.
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material impact is expected on the consolidated financial statements as a result of future adoption.
4. Net Loss per Share

Net loss per share for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator :
Net loss attributable to common shareholders:	$(145,437)	$(36,556)	$(10,406)
Deemed dividend due to beneficial conversion feature	—	—	(520)

Basic	$(145,437)	$(36,556)	$(10,926)
Adjustment for change in fair value of ASC 815 liability classified stock options and warrant	—	—	(2,757)

Diluted	$(145,437)	$(36,556)	$(13,683)
Denominator:
Weighted-average common shares outstanding:
Basic (*)	38,022,014	29,089,896	21,249,414
Adjustment for dilutive effect of liability classified stock options and warrants	—	—	71,795

Diluted	38,022,014	29,089,896	21,321,209
Net loss per common share – basic	$(3.83)	$(1.26)	$(0.51)
Net loss per common share – diluted	$(3.83)	$(1.26)	$(0.64)

(*): Weighted average number of common shares used in the basic earnings per share calculation for the year ended December 31, 2019 includes the pre-funded
warrants issued in connection with the Company’s June 2019 offering as the warrants are exercisable at any time and for nominal cash consideration.
5
.
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”) and term deposits held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at
2%-3%
per annum and have maturities of up to
12
months.

11
9

6. IPR&D and Goodwill
Acquired IPR&D
In-process
research and development assets (“IPR&D”) acquired in the Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized.
The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2016	$20,700	$(768)	$19,932
Change during the period	—	(1,536)	(1,536)

Balance at December 31, 2017	$20,700	$(2,304)	$18,396
Change during the period	—	—	—

Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	(768)	(768)

Balance at December 31, 2019	$20,700	$(3,072)	$17,628

For the year ended December 31, 2019, the Company recorded an impairment charge of $768 related to the fair value of IPR&D recognized in relation to collaboration efforts with VAR2 Pharmaceuticals ApS (“VAR2”) as the
parties jointly decided not to pursue opportunities for the
co-development
and collaboration for antibody-based therapies. The
 Company also
 recorded a
 corresponding decrease in deferred tax liability and increase in valuation allowance against deferred tax asset balances of $207.
For the year ended December 31, 2017, the Company recorded an impairment charge of $1,536 related to the fair value of IPR&D recognized in relation to the Research Collaboration Agreement with OBT (“OBT Technology Swap Agreement”) as the Company chose not to advance the associated research and development projects within the research term which expired on February 11, 2017.
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2019. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2019, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required
.
1
20

7
. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2019	2018
Computer hardware	$2,438	$1,439
Furniture and fixtures	1,248	747
Office equipment	729	535
Laboratory equipment	6,628	5,270
Leasehold improvements	6,374	3,377
Construction in progress	915	221

Property and equipment	$18,332	$11,589
Less accumulated depreciation	(7,232)	(5,105)

Property and equipment, net	$11,100	$6,484

During the year ended December 31, 2019, the Company entered into a new capital lease for office equipment of $12 (2018 – $10). Total assets under capital lease were $84 and $72 at December 31, 2019 and 2018, respectively; accumulated depreciation for these assets w as
 $70 and $56 at December 31, 2019 and 2018, respectively. As of December 31, 2019, the total future minimum lease payments for the capital leases we
re $57 (2018 – $62).
Depreciation expense on property and equipment for the years ended December 31, 2019, 2018 and 2017 was $2,312, $1,880 and $1,681, respectively.
8
. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2019	2018
Computer software and research license	$12,985	$5,429
Less accumulated amortization	(6,928)	(3,815)

Intangible assets, net	$6,057	$1,614

Amortization expense on intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3,113, $1,750 and $1,058, respectively.
9
. Liabilities
Accounts payable and accrued liabilities consist of the following:

	December 31,
	2019	2018
Trade payables	$5,349	$2,599
Accrued research expenses	24,262	6,633
Employee compensation and vacation accruals	5,009	2,926
Accrued legal and professional fees	231	556
Other	840	689

Total	$35,691	$13,403

1
21

Other
long term
liabilities consisted of the following:

	December 31,
	2019	2018
Liability for contingent consideration (note 18 )	$978	$707
Lease inducements	—	197
Finance lease liability (note 1 6 )	46	42

Total	$1,024	$946

10. Payment of long-term debt

and exercise of liability classified warrants
Description of transaction:
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
P
ursuant to the terms of the Perceptive Debt, the Company also issued Warrant Certificates which entitled Perceptive Credit Opportunities Fund, L.P. to purchase up to 295,009 Redeemable Convertible Class A Preferred Shares of the Company at an exercise price of $11.69 per share, with an expiry term of five years
(the “Perceptive Warrants”). These warrants were classified as liabilities and were recorded at their estimated fair value as they contained a down-round provision and because the shares underlying the warrants could have obligated the Company to transfer assets to the holders at a future date under certain circumstances, such as a deemed liquidation event. Changes in fair value we
re recorded in the consolidated statements of loss and comprehensive loss.
Immediately prior to the consummation of the IPO, in conjunction with the conversion of the Company’s Redeemable Convertible Class A Preferred Shares into common shares (note 11
c
), the Redeemable Convertible Class A Preferred Share Warrants were converted on a
1.349367-for-1 basis
into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share.

1
22

Early Repayment of the Perceptive Debt and exercise of warrants:
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

From January
1
,
2017
to June
6
,
2017
, the Company recorded $
360
in interest expense, $
248
in accretion expense and $
35
in amortization of debt issue costs.

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

On May 10, 2018, Perceptive exercised a portion of its warrants to purchase 178,076 common shares of the Company on a cashless basis, resulting in a net issuance of 79,481 common shares to Perceptive. On June 4, 2018, Perceptive exercised the remaining warrants to purchase 220,000 common shares of the Company on a cashless basis, resulting in a net issuance of 126,880 common shares to Perceptive. The fair value of the Perceptive warrants increased
b
y
$3,565 during the period from January 1, 2018 leading up to the exercise of these warrants.
11. Shareholders’ Equity
a.	Equity Offerings

Initial Public Offering
The Company closed its initial public offering (“IPO”) on May 3, 2017, pursuant to which the Company sold 4,894,467 common shares including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017.
The public offering price of the shares sold in the IPO was $13.00 per share. The Company received net proceeds of approximately $54.2 million, after underwriting discounts, commissions and offering expenses of $9.4 million
. Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock were converted into 7,098,194 common shares (note 11
c)
and the Redeemable Convertible Class A Preferred Shares Warrants were converted into common share warrants to purchase up to 398,076 common shares of the Company at an exercise price of $8.67 per share (note 10).
2018 Public Offering
On June 11, 2018, the Company closed an offering
 pursuant to which the Company sold
6,210,000
 common shares including the sale of
810,000
common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $15.75 per share
. The Company received net proceeds of approximately $
90.8
 million, after underwriting discounts, commissions and offering expenses of $7.1 million
.

12
3

2019 Public Offering
On June 24, 2019, the Company closed an
offering

pursuant to which the Company sold 7,013,892 common shares including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $18.00 per common share
and 4,166,690
 Pre-Funded
 Warrants
(note 11d)
in lieu of common shares
 at $17.9999 per Pre-Funded Warrant
. Net proceeds were approximately $188.0 million, after underwriting discounts, commissions and offering expenses of $13.2 million
.
b.	Authorized

On May
2
,
2017
, the Company’s new Articles of Incorporation were issued under which the Company has an unlimited number of voting Common Shares and Preferred Shares without par value.

Under the Company’s former Articles of Incorporation dated December
21
,
2015
, the Company had
6,413,265
authorized Redeemable Convertible Class A Preferred Shares.
c .	Preferred Shares and Redeemeable Convertible Class A Preferred Shares

As of December 31, 2019 and 2018, no preferred shares were issued or outstanding, respectively.
The rights and preferences of the unissued Preferred Shares are as follows:
Holders of Preferred Shares will be entitled to preference with respect to payment of dividends over the Common Shares and any other shares ranking junior to the Preferred Shares.
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
Prior to the IPO, the Company issued Redeemable Convertible Class A Preferred Shares (“Class A Preferred Shares”).
The Company assessed the issued Class A
Preferred Shares
for any beneficial conversion features or embedded derivatives, including the conversion option, that would require bifurcation from the applicable series of preferred shares and receive separate accounting treatment. On the date of the issuance of preferred shares, the fair value of the common shares into which the Class A
Preferred Shares
were convertible was less than the effective conversion price of such shares and, as such, there was no intrinsic value of the conversion option on the commitment date. There was a contingent beneficial conversion feature that would have become applicable if an initial public offering was completed at an issue price in excess of the conversion price within one year of the date the preferred shares were issued. Prior to the IPO, the Company classified its
Class A Preferred Shares
outside of permanent equity as the redemption of such shares was not solely under the control of the Company.

Immediately prior to the consummation of the IPO, all outstanding Class A Preferred Shares were converted into 7,098,194 common shares on a
1-for-1.349367
basis. The IPO was completed at $13.00 per share issued which resulted in an adjustment to the conversion price and a beneficial conversion feature related to the Class A
Preferred Shares
as the fair value of the common shares at the commitment date exceeded the effective conversion price at the IPO date.
As a result of conversion the Company issued 7,098,194 common shares in exchange for 5,260,404 Class A Preferred Shares. The beneficial conversion feature of $520 was recorded as an increase to additional paid-in
capital and the resulting deemed dividend was reflected as an increase in accumulated deficit.

12
4

d .	Pre-Funded Warrants

On June 24, 2019, the Company completed a public offe
r
ing of 7,013,892 common shares at $18.00 per share
a
nd
 issued
P
re-
F
unded
W
arrants at a price of $17.9999 per
P
re-
F
unded
W
arrant which granted holders of warrants
the right
to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share (the “Exercise Price”). The
Pre-Funded
Warrants are exercisable by the holders at any time on or after the original issue date. The
Pre-Funded
Warrants do not expire unless they are exercised or settled in accordance with the
Pre-Funded
W
arrant agreement.
As the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the Exercise Price collected from holders will be recorded in common shares.
e .	Stock-Based Compensation

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
The exercise prices of the Company’s stock options
under the Original Plan
are denominated in Canadian dollars. The U.S. dollar amounts have been translated using the period end rate or the average foreign exchange
rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Stock Option Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.
New Stock Option Plan:
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the IPO. This plan allowed for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSU”) and other share-based awards, in addition to stock options. All restricted share, RSU or other share-based award terms and conditions will be specified in future grant agreements. To date, no restricted shares, RSUs or other stock-based awards have been granted.
The maximum number of common shares reserved for issuance under the New Plan is 5,686,097, which includes 3,985,768 shares issuable upon exercise of stock

options outstanding as of December 31, 2018. Beginning in

12
5

2
019 and
ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
All options granted under the New Plan will have an exercise price determined and approved by the Board on the date of the grant, which shall not be less than the market price of the common shares at such time. For the purposes of the New Plan, the market price of a common share shall be the closing sale price of a share on the grant date reported by the stock exchange with the greatest trading volume or, if such day is not a trading day, the closing sale price reported for the immediately preceding trading day. The Company may convert a market price denominated in Canadian dollars into United States dollars and vice versa and such converted amount shall be the market price.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	2,263,712	14.24	11.35	7.53	1,455	1,160
Granted	326,975	16.51	12.74
Expired	(7,908)	16.22	12.52
Exercised	(94,812)	8.81	6.80
Forfeited	(41,977)	18.09	13.96

Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571
Granted	358,800	22.92	17.14
Expired	(1,047)	4.75	3.65
Exercised	(403,553)	12.53	9.46
Forfeited	(43,777)	18.42	13.91

Outstanding, December 31, 2019	2,356,413	16.21	12.46	6.70	101,404	77,807
December 31, 2019
Exercisable	1,623,284	14.49	11.12	5.89	72,648	55,743
Vested and expected to vest	2,317,044	16.15	12.39	6.67	99,860	76,622

1
2
6

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2017	636,595	9.70	9.46	15
Granted	910,783	13.03
Expired	—	—
Exercised	—	—
Forfeited	(7,600)	9.82

Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
Granted	1,501,750	19.89
Expired	—	—
Exercised	(126,108)	13.32
Forfeited	(62,074)	14.91

Outstanding, December 31, 2019	2,853,346	15.85	8.66	84,481
December 31, 2019
Exercisable	712,423	11.21	7.66	24,403
Vested and expected to vest	2,738,378	15.79	8.60	81,255

The Company received cash proceeds of $5,498 (C$6,683) (2018: $682 (C$883), 2017: $965 (C$1,250)) from stock options exercised.

The stock options expire at various dates from June 30, 2020 to November 7, 2029.A summary of the non-vested
stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2018	899,079	10.25	7.51
Options granted	358,800	14.89	11.42
Options vested	(482,042)	28.06	21.53
Options forfeited and cancelled	(42,708)	16.43	12.60

Non-vested, December 31, 2019	733,129	16.03	12.30

A summary of the
non-vested
stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2018	1,254,428	7.31
Options granted	1,501,750	13.01
Options vested	(553,181)	7.43
Options forfeited and cancelled	(62,074)	9.63

Non-vested, December 31, 2019	2,140,923	11.21

12
7

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

	Year Ended December 31,
	2019	2018	2017
Research and development expenses:
Stock-based compensation for equity classified instruments	$5,939	$2,203	$913
Change in fair value of liability classified equity instruments	8,358	2,032	492

	$14,297	$4,235	$1,405
General and administrative expenses:
Stock-based compensation for equity classified instruments	$6,737	$3,693	$1,852
Change in fair value of liability classified equity instruments	27,470	5,362	486

	$34,207	$9,055	$2,338
Finance expense (income):
Stock-based compensation for equity classified instruments	$—	$1	$—
Change in fair value of liability classified equity instruments	166	150	(314)

	$166	$151	$(314)

For the year ended December 31, 2019,
stock
-based compensation expense
 of
$12,676 was recorded in additional
paid-in
capital and the remaining balance was recorded in the liability classified stock options and ESPP liability accounts (2018: $3,876 in additional paid-in
capital and the remaining balance in liability classified stock options and ESPP liability accounts, 2017: $4,827 in additional paid-in
capital and the remaining balance in liability classified stock options account).
The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Expected volatility	73.59%	66.25%	66.25%
Risk-free interest rate	1.47%	2.18%	1.44%
Forfeiture rate	5.37%	5.37%	4.75%
Expected average life of options	6.05 years	5.91 years	5.90 years

12
8

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Expected volatility	73.15%	66.78%	65.89%
Risk-free interest rate	2.23%	2.69%	1.84%
Forfeiture rate	5.37%	5.37%	4.75%
Expected average life of options	6.03 years	5.88 years	5.89 years

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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Dividend yield	0%	0%
Expected volatility	76.09%	72.27%
Risk-free interest rate	1.68%	1.94%
Forfeiture rate	5.37%	5.37%
Expected average option term	3.38 years	3.59 years
Number of liability classified share options outstanding	1,249,365	1,437,163

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $9,416, $2,388 and $1,550 respectively. At December 31, 2019, the unamortized compensation expense related to unvested options was $16,720. The remaining unamortized compensation expense as of December 31, 2019 will be recognized over a weighted-average period of 1.8 years.

f .	Employee Stock Purchase Plan:

On April 10, 2017, the
Company’s shareholders approved an
employee stock purchase plan (“ESPP
”) which
became effective immediately prior to the consummation of the
Company’s
IPO.
 On June 7, 2018, certain

12
9

amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company’s common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.
The Company currently holds offerings consisting of a single six-month
purchase period commencing on

January
1
and July
1
of each calendar year, with a single purchase date at the end of the purchase period on June
30
and December
31
of each calendar year.
Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchases of shares under the ESPP are limited for each employee at $25 thousand
worth of the Company’s common shares (determined using the lesser of (i) the market price of a common share on the first day of the applicable purchase period and (ii) the market price of a common share on the purchase date) for each year such purchase right is outstanding.
As this plan is considered compensatory
, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period.

For the year ended December 31, 2019, the
Company

recorded
compensation expense of $326 (2018: $114) in
research and development expense and general and administrative expense accounts. As of December 31, 2019, total amount contributed by the ESPP participants and not yet settled
is $435
 (December 31, 2018: $359).
12. Government Grants and Credits

	Year Ended December 31,
	2019	2018	2017
SR&ED credits (expense), net	$110	$(5)	$857
IRAP credits	—	—	218

Total	$110	$(5)	$1,075

For the year ended December 31, 2019, the Company recognized refundable investment tax credits of $110 as a reduction of research and development expense. Although the Company has used its best judgment and understanding of the related income tax legislation in determining its claims, it is possible the amounts could increase or decrease materially in the future, as the Canada Revenue Agency and Revenu Québec reserve the right to review and audit the investment tax credit claims.
During the current year, the Company did not recognize any amounts under IRAP (the “Industrial Research Assistance Program”). The IRAP funding agreement contains contingency clauses which could require repayment of funding if certain conditions are not met. The Company is in compliance with these conditions.

1
30

13. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2019	2018	2017
Janssen:
Recognition of upfront fee	$—	$—	$50,000
Merck:
Milestone revenue	2,000	—	—
Lilly:
Milestone revenue	8,000	2,000	—
BMS:
Option exercise fee	7,500	4,000	—
Daiichi Sankyo:
Technology access fee	—	18,000	—
Milestone revenue	—	—	1,000
Commercial license option fee	3,500
LEO:
Recognition of upfront fee	—	5,000	$—
BeiGene:
Recognition of upfront fee	3,530	23,530	$—
Iconic:
Milestone revenue	1,000	—	$—
Research support payments and other payments	4,014	489	762

	$29,544	$53,019	$51,762

Contract Assets and Liabilities
As at December 31, 2019 and 2018, contract assets from research, collaboration and licensing agreements were $nil and
$nil
,
respectively and contract liabilities
were
 $
32,941
and $36,471, respectively. Contract liabilities relate to deferred revenue from the BeiGene agreement described below.
2019 Agreements:
License Agreement with Iconic Therapeutics, Inc. (“Iconic”)
On May 13, 2019, the Company entered into a license agreement with Iconic to develop and commercialize an antibody-drug conjugate
(ICON-2)
targeting tissue factor generated through the use of the Company’s ZymeLink platform. Under the terms of this agreement, the Company granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. Iconic is responsible for the development, manufacturing, and commercialization of the products.
Pursuant to this agreement, the Company is eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. From contract inception to December 31, 2019, the Company has received $1.0 million in milestone payments. This agreement also provides the Company with co-promotion rights with increased royalties for products generated from this collaboration. If Iconic sublicenses the program, in lieu of co-promotion rights, the Company will receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales.

1
31

2018 and prior agreements:
Research and License Agreement with Merck Sharp & Dohme Research Ltd. (“Merck”)
On August 22, 2011, the Company entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. The amendments did not impact the determination of units of accounting or the allocation of the arrangement consideration.
Over the life of the agreement, the Company is eligible to receive payments up to $190.75 million, for various license and milestone payments including an upfront payment. From contract inception to December 31, 2019, the Company has received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. The Company is eligible to receive additional payments for completion of investigational new drug (“IND”) enabling studies of up to $4.0 million, development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single
digits on product sales. Merck will have exclusive worldwide commercialization rights to products derived from the agreement. The events and conditions resulting in payments for research, development and commercial milestones solely depend on Merck’s performance.
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
The Company is eligible to receive up to $52.0 million for various license and milestone payments. From contract inception to December 31, 2019, the Company has received an upfront payment of $1.0 million and research and development related payments of $3.0 million. The Company is eligible to receive additional development milestone payments of up to $8.0 million and commercial milestone payments of up to $40.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single
digits on product sales. Over the life of the agreement, the Company will receive funding for internal and external research costs incurred on behalf of Lilly on the project. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. The Company determined that other than the research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.
Lilly was a related party during 2018 but was not considered to be a related party as of December 31, 2018 and thereafter.
Licensing and Collaboration Agreement with Lilly
On October 22, 2014, the Company entered into a second Licensing and Collaboration Agreement with Lilly to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. This agreement did not alter or amend the initial agreement entered into on December 17, 2013. Under the terms of this agreement Lilly was granted a worldwide, royalty-bearing antibody sequence pair-specific license to

1
32

research, develop and commercialize certain licensed products. Each of the two agreements with Lilly were negotiated independently and the deliverables covered by the respective contracts are unrelated to one another as they cover different product candidates. Accordingly, the second Licensing and Collaboration Agreement with Lilly has been accounted for as a new arrangement.
The Company is eligible to receive up to $125.0 million in various license and milestone payments. From contract inception to December 31, 2019, the Company has received research and development related payments totaling $10.0 million. The Company is eligible to receive additional development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. No license, research, development and commercial milestones or royalty payments have been received to date. The Company determined that other than the research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.
Licensing and Collaboration Agreement with Celgene Corporation & Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”)
On December 23, 2014, the Company entered into an agreement with Celgene
(now”BMS”)

to develop novel
bispecific
antibody therapeutics using the Company’s proprietary
Azymetric
platform. The Company will apply its
Azymetric
platform in combination with
BMS
’
s
proprietary targets to create novel
bispecific
antibodies for which
BMS
has an option to develop and commercialize a certain number of products (“Commercial License Option”).

Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million

and
an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, the Company is eligible to receive up to
$164.0 million

per
product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million
,
development milestone payments of up
to $101.5 million
and commercial milestone payments of up
to $55.0 million
.
From contract inception to December 31, 2019, BMS has exercised one commercial license option and the Company has received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a Commercial License Option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on BMS’s performance.

Collaboration and License Agreement with GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”)
On December 1, 2015, the Company entered into a Collaboration and License Agreement with GSK for the research, development, and commercialization of novel
Fc-engineered
monoclonal and bispecific antibody therapeutics, which have been optimized for specific therapeutic effects. The Company and GSK will collaborate to further develop the Company’s Effector Function Enhancement and Control Technology (“EFECT”) platform through the design, engineering, and testing of novel engineered Fc domains tailored to induce specific antibody-mediated immune responses.
At the conclusion of the research collaboration, both GSK and the Company will have the right to develop and commercialize monoclonal and bispecific antibody candidates that incorporate the Company’s optimized immune-modulating Fc domains.
Under the terms of the agreement, GSK will have the right to develop a minimum of four products across multiple disease areas, and the Company will be eligible to receive up to $1.1 billion, including research,

13
3

development, and commercial milestones of up to $110.0 million for each product. In addition, the Company is eligible to receive tiered sales royalties. Under the terms of the agreement, each party is liable for their own internal and external research costs incurred in the project. Furthermore, the Company will have the right to develop up to four products with the intellectual property arising from the collaboration without any royalty or milestone payment to GSK. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No
development or commercial milestone payments or royalties have been received to date.
Platform Technology Transfer and License Agreement with GSK
On April 21, 2016, the Company entered into a Platform Technology Transfer and License Agreement with GSK for the research, development, and commercialization of novel bispecific antibodies enabled using the Company’s Azymetric platform. Each of the two agreements with GSK were negotiated independently and the deliverables covered by the respective contracts utilize different therapeutic platforms and are unrelated to one another. Accordingly, the Platform Technology and License Agreement with GSK has been accounted for as a new arrangement. In May 2019, this agreement was expanded to provide GSK access to the Company’s unique heavy-light chain pairing technology under the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement.
The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2019, the Company has received an upfront technology access fee payment of $6.0 million
.
The Company is also eligible to receive research milestone payments of up to $37.5 million
,
development milestone payments of up
 to $183.5
million

and
commercial milestone payments of up
to $867.0 million
.
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
The Company is also eligible to $149.9 million in milestone and other payments. From contract inception to December 31, 2019, the Company has received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. The Company is also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. The Company also has non-exclusive
rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive
immuno-oncology antibody license to Zymeworks, Zymeworks is solely responsible for all research, development and commercialization of the resulting products.

1
3
4

Second License Agreement with Daiichi Sankyo
In May 2018, the Company entered into a second license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. Under the agreement, Daiichi Sankyo will be solely responsible for the research, development, manufacturing and commercialization of the products.
The Company is also eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2019, the Company received an upfront technology access fee payment of
 $18.0 million.
The Company is also eligible to receive development milestone payments totaling up to $126.7 million
and commercial milestone payments of up to
$340.0 million
.

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
The Company is eligible to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2019, the Company has received an upfront payment of $50.0 million. The Company is also eligible to receive development milestone payments of up to $282.0 million and commercial milestone payments of up to $1.12 billion. In addition, Company is eligible to receive tiered royalties in the mid-single
digits on product sales, with the royalty term being, on a
product-by-product
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
Research and License Agreement with LEO Pharma A/S (“LEO”)
On October 23, 2018, the Company entered into a collaboration agreement with LEO. The Company granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Company’s Azymetric and EFECT platforms, for dermatologic indications. The Company will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. The Company and LEO are jointly responsible for certain research activities, with the Company’s cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of their own products.
Pursuant to this agreement, the Company received an upfront payment of $5.0 million in 2018
. In addition, (i) for the first therapeutic candidate, the Company is eligible to receive preclinical and development milestone

1
3
5

payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by the Comp
any
 outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales
.

No
development or commercial milestone payments or royalties have been received to date.
Collaboration and License Agreements with BeiGene, Ltd. (“BeiGene”)
On November 26, 2018, the Company entered into three concurrent agreements with BeiGene whereby the Company granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, ZW25 (“ZW25 Agreement”) and ZW49 (“ZW49 Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the
Company’s
Azymetric and EFECT platforms.
Pursuant to these agreements,
t
he Company
 received an upfront payment of $60.0 million in 2018 for the totality of the rights described. The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $40.0 million of transaction price to the License and Collaboration Agreements for ZW25 and ZW49 while $20.0 million has been allocated to the Company’s performance obligations under the Research and Licensing Agreement for Azymetric and EFECT Platforms.
License and Collaboration Agreements for ZW25 and ZW49
The Company is also eligible to receive development and commercial milestone payments of up to $390 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. No development or commercial milestone payments or royalties have been received to date. Under the agreements, the Company and BeiGene are collaborating on certain global clinical studies and both the Companys and BeiGene will be independently conducting clinical studies in their own respective territories. Each of the Company and BeiGene are responsible for all the development and commercialization costs in their own territories.
In relation to the ZW25 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how,
continuing technology transfer, participation in the Joint Steering Committee (“JSC”) and other sub-committees,
manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together while the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’
activities together are distinct. Remaining deliverables were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how
were considered as a single performance obligation. The consideration of $7.1 million allocated to these performance obligations was
recognized as revenue over a
two-month
period during which the delivery of the license and transfer of the relevant technology occurred. Deliverables of continuing technology transfer and participation in the JSC and other sub-committees
together were considered as a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these

1
3
6

performance obligations are completed. Remaining deliverables are considered individually distinct and the revenue will be recognized as delivery or transfer of future rights to BeiGene occurs.
In relation to the ZW49 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how,
continuing technology transfer, participation in the JSC and other sub-committees,
manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together are distinct together while the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’
activities together are distinct. Manufacturing technology transfer, provisions of development supply and commercial supply were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how
were considered as a single performance obligation while continuing technology transfer and participation in the JSC and other sub-committees
together were considered as a single performance obligation. Remaining deliverables were considered individually distinct. No performance obligations were completed by the Company as of December 31, 2019 as the initial transfer of technologies and relevant know-how
is not going to start until the completion of the Company’s
Phase-1
clinical studies for ZW49. Accordingly, no revenue was recognized from the ZW49 Agreement to date.
As of December
31
,
2019
,
the Company recorded
$
32,941
of
the
upfront fees from the
ZW
25
and
ZW
49
agreements as deferred revenue on the Company’s consolidated balance sheet
(
December 31, 2018
: $
36,471
). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
Research and Licensing Agreement for Azymetric and EFECT Platforms
For the development and commercialization licenses of up to three bispecific antibody therapeutics using the
Company’s
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
14.
Other expense, net
Other expenses consist of the following:

	Year ended December 31,
	2019	2018	2017
Foreign exchange (loss) gain	$(567)	$72	$97
Change in fair value of warrant liabilities (note 10)	—	(3,565)	2,450
Loss on debt extinguishment (note 10)	—	—	(3,114)
Accretion expense	—	—	(248)
Other	(173)	(166)	(422)

	$(740)	$(3,659)	$(1,237)

13
7

15. Income Taxes
a. Income tax (expense) recovery is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Current income tax expense	$(1,373)	$(2,188)	$(429)
Deferred income tax recovery (expense)	1,955	17	(15)

Income tax recovery (expense)	$582	$(2,171)	$(444)

Current income tax expense for the years ended December 31, 2019, 2018 and 2017 arose from the operations of Zymeworks Biopharmaceuticals Inc., the Company’s wholly owned subsidiary in the United States, and from the withholding taxes paid by the Company abroad in 2019, 2018 and 2017.
b. Income tax expense (recovery) varies from the amounts that would be computed by applying the expected Canadian income tax rate of 27% (2018: 27%, 2017: 26%) to loss before income taxes as shown in the following tables:

	Year Ended December 31,
	2019	2018	2017
Computed taxes at Canadian tax rate	$39,453	$9,284	$2,587
Non-deductible expenses	(13,020)	(4,311)	(259)
Difference between domestic and foreign tax rate	104	14	11
Effect of change in tax rates	(10)	(2)	860
Adjustments to prior year	(39)	(543)	313
Change in valuation allowance	(29,057)	(9,340)	(8,510)
Share issuance costs in equity	3,578	1,906	2,547
Change in recognition and measurement of tax positions	(2,391)	(672)	—
Changes due to SR&ED	2,200	1,668	1,973
Other	(236)	(175)	34

Income tax recovery (expen se)	$582	$(2,171)	$(444)

13
8

c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Non-capital losses carried forward	$33,016	$6,680
Deferred revenue	8,894	9,848
Share issue costs	5,473	3,428
Property and equipment	1,731	1,167
Research and development deductions and credits	21,813	20,749
Contingent consideration	264	191
Stock options	1,242	220
Operating lease liability	1,540	—

Other	348	314

	$74,321	$42,597
Deferred tax liabilities:
Property and equipment	(583)	(54)
IPR&D	(4,760)	(4,967)
Operating lease right-of-use assets	(1,016)	—
Other	(408)	(132)

	$(6,767)	$(5,153)

	67,554	37,444
Less: valuation allowance	(66,744)	(37,360)

Net deferred tax assets (liabilities)	$810	$84
Deferred tax asset	$1,218	$198
Deferred tax liability	(408)	(114)
Net deferred tax assets (liability)	$810	$84

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
d. At December 31, 2019, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $122.3 million (December 31, 2018: $24.7 million) expiring commencing 2035 through 2039.
At December 31, 2019, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $58.2 million (
December 31,
2018: $50.3 million), with no expiry. At December 31, 2019, the Company has approximately $8.1 million (
December 31,
2018: $9.0 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2039.

13
9

e. The investment tax credits and
non-capital
losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Non-capital losses
2029	1,078	—
2030	—	—
2031	—	—
2032	—	—
2033	—	—
2034	230	—
2035	1,068	3,961
2036	878	24,578
2037	1,587	10,625

Expiry date	Investment tax credits	Non-capital losses
2038	1,485	—
2039	1,749	83,117

	$8,075	$122,281

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$672	$—	$—
Increases related to prior year tax positions	—	142	—
Increases related to current year tax positions	2,391	530	—

Balance, end of year	$3,063	$672	$—

Included in the balance of unrecognized tax benefits at December 31, 2019 and 2018 are potential benefits of $nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of loss and comprehensive loss.
The Company currently files income tax returns in Canada and the U
.
S
.
, the jurisdiction
s
in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has
 claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2019 remain subject to Canadian income tax examinations. Tax years ranging from 2016 to 2019 remain subject to U.S. income tax examinations.
16. Leases
The Company leases separate office and laboratory space in Vancouver, British Columbia, with terms of each

1
40

lease expiring in August 2021. The Company entered into a lease on January 25, 2019 in Vancouver to serve as the Company’s future head office, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than September 1, 2021. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington which expires in February 2022. On February 25, 2019, the Company entered into a new lease for office space in Seattle. The commencement date of this lease was July 30, 2019 for a portion of the space and is April 1, 2020, subject to adjustment related to ongoing construction, for the remaining portion of the space. The expiration date of the lease is September 30, 2025. None of the optional extension periods have been included in the determination of the right-of-use
asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion	$1,282	$—
Long-term portion	5,599	—

Total operating lease liabilities	6,881	$—

Finance lease liabilities:
Current portion included in other current liabilities	10	15
Long-term portion included in other long-term liabilities	46	42

Total finance lease liabilities	56	57

Total lease liabilities	$6,937	$57

Lease payments for the year ended December 31, 2019 were $1.6 million and have been included in net cash provided by operating activities in the consolidated statement of cash flows.
As of December 31, 2019, the future minimum lease payments of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$1,438
1 to 2 years	2,076
2 to 3 years	1,007
3 to 4 years	991
4 to 5 years	1,019
Thereafter	781

Total operating lease payments	7,312
Less:
Imputed interest	(431)

Operating lease liabilities	$6,881

As of December 31, 2019, the weighted average remaining lease term is 4.3 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollar
s
and 2.9% for leases in U.S. dollar
s
.
During the
year
ended December 31, 2019, the Company incurred total operating lease expenses of $2,845, which included lease expenses associated with fixed lease payments of $2,639, and variable payments associated with
c
ommon area maintenance and similar expenses of $251.

1
41

The Company also leases office equipment under finance lease agreements. As of December 31, 2019, the future minimum lease payments of the Company’s finance lease liabilities were as follows:

Finance leases
Within 1 year	$31
1 to 2 years	16
2 to 3 years	6
3 to 4 years	3
4 to 5 years	1
Thereafter	—

Total finance lease payments	57
Less:
Imputed interest	(1)

Finance lease liabilities	$56

17. Financial Instruments
The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the fair value hierarchy.
Fair Value Measurements
The Company measures certain financial instruments and other items at fair value.
To determine fair value, the Company uses a fair value hierarchy that prioritizes the inputs, assumptions and valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted market prices for identical instruments available in active markets.

•
Level 2 inputs are inputs other than Level 1 prices, such as prices for similar asset or liability that are observable either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.

•	Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assessment about market assumptions that would be used to price the asset or liability.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, amounts receivable, accounts payable and accrued liabilities, finance and operating lease obligations, liability classified stock options and other long-term liabilities.
The carrying values of cash and cash equivalents, short-term investments, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the immediate or short-term maturity of these
1
42

financial instruments. As quoted prices for the liability classified stock options are not readily available, the Company has use
s
 a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$45,569	$—	$—	$45,569
Liability for contingent consideration	978	—	—	978

Total	$46,547	$—	$—	$46,547

	December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$12,603	$—	$—	$12,603
Liability for contingent consideration	707	—	—	707

Total	$13,310	$—	$—	$13,310

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Year ended December 31, 2019	$707	$271	$978
Year ended December 31, 2018	$470	$237	$707

The following table presents the changes in fair value of the Company’s warrant liabilities:

	Liability at the beginning of the period	Reclassification to liability from equity	Increase (decrease) in fair value of warrant liabilities	Exercise of warrants	Liability at end of the period
Year ended December 31, 2019	$—	$—	$—	$—	$—
Year ended December 31, 2018	$1,348	$—	$3,565	$(4,913)	$—

1
43

The following table presents the changes in fair value of liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Year ended December 31, 2019	$12,603	$119	$35,994	$(3,804)	$657	$45,569
Year ended December 31, 2018	$3,945	$—	$9,451	$(142)	$(651)	$12,603

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
The Company does not currently maintain a provision for bad debts on accounts receivable. At December 31, 2019, the maximum exposure to credit risk for accounts receivable was $2.2 million (December 31, 2018: $0.4 million) and all account receivables are due within the next 12 months.
Liquidity Risk
Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents and short-term investment, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly
is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies.
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s consolidated financial statements.

14
4

18. Commitments and Contingencies
The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified
research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance that limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to indemnification obligations for any period presented in the consolidated financial statements.
In connection with the Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed
products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single
digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2019, the contingent consideration had an estimated fair value of approximately $978, which has been recorded within Other long-term liabilities (December 31, 2018: $707). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
In
August 2016
, the Company entered into a license agreement with Innovative Targeting Solutions Inc., (“ITS”), to use ITS’ protein engineering technology for the development and commercialization of antibody and protein therapeutics. Pursuant to the agreement, the Company agreed to pay an aggregate of $
12.0
 million in annual licensing fees to ITS over a
five-year period
, the full outstanding amount of which was paid in the period ended December
31
,
2019
in accordance with the prepayment terms thereunder. As a result, as of December
31
,
2019
,
th
e Company ha
d

no
further licensing fee payment obligations under the agreement. Licensing fees paid to ITS are recorded as
intangible assets and are amortized
over

their estimated
useful lives. The Company may also be required to make payments to ITS upon the achievement of certain development and commercial milestones, as well as royalty payments on net sales. No liabilities have been recorded for any amounts payable as of December
31
,
2019
.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
19
. Subsequent event
On January
27
, 2020, the Company
closed
a
public offering
pursuant to which the Company sold
4,924,729
 common shares
,
including the sale of
900,000
 common shares to the underwriters upon their full exercise of their over-allotment option
, at $46.50 per common share
and
1,075,271
pre-funded
warrants in lieu of common shares
 at $46.4999 per pre-funded warrant.
Net proceeds were approximately $
301.0
 million, after underwriting discounts, commissions and offering expenses.

14
5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of end of the period covered by this Annual Report on Form
10-K,
our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, defined in Rule
13a-15(f)
and Rule
15d-15(f)
of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2019. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form
10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form
10-K
is incorporated by reference to our proxy statement for the 2020 annual meeting of shareholders (the “2020 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 11.	Executive Compensation

The information required by Item 11. of Form
10-K
is incorporated by reference to our 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form
10-K
is incorporated by reference to our 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13. of Form
10-K
is incorporated by reference to our 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14.	Principal Accounting Fees and Services

The information required by Item 14. of Form
10-K
is incorporated by reference to our 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Description of Capital Stock

4.3	Form of Pre-Funded Warrant to purchase common shares (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

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

10.29
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks Inc. (incorporated by reference to Exhibit 10.29 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

Exhibit No.	Description

10.30#
Employment Agreement effective September 17, 2018, by and between the Registrant and Anthony Polverino (incorporated by reference to Exhibit 10.30 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.31*
License Agreement between Zymeworks Inc. and Iconic Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.32*
First Amendment to Platform Technology Transfer and License Agreement between Zymeworks Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 15, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.33#	Employment Agreement effective October 14, 2019, by and between the Registrant and Kathryn O’Driscoll.

10.34
Open Market Sale AgreementSM, dated November 5, 2019, between Zymeworks Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019).

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

99.1†
Side Letter Agreement effective as of September 25, 2018, by and between the Registrant and Daiichi Sankyo Co., Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

99.2†
Side Letter Agreement effective as of January 11, 2019, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

99.3†
First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between the Registrant and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

99.4*	First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited.

99.5*	Side Letter Agreement effective as of September 30, 2019, by and between Registrant and GlaxoSmithKline Intellectual Property Development Limited.

Exhibit No.	Description

99.6*	Side Letter Agreement effective as of February 20, 2020, by and between Registrant and GlaxoSmithKline Intellectual Property Development Limited.

99.7*	Amendment No. 1 to License Agreement effective as of February 26. 2020, by and between Zymeworks Inc. and Iconic Therapeutics, Inc.

101
The following materials from the Registrant’s Annual Report on Form
10-K
for the year ended December 31, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2019 and 2018, (ii) Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 246-2 promulgated under the Securities Exchange Act.
*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed.
#	Indicates management contract or compensatory plan.
Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 2, 2020

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ali Tehrani Ali Tehrani	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020

/s/ Neil Klompas Neil Klompas	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020

/s/ Troy M. Cox Troy M. Cox	Director	March 2, 2020

/s/ Kenneth Hillan Kenneth Hillan	Director	March 2, 2020

/s/ Susan Mahony Susan Mahony	Director	March 2, 2020

/s/ Hollings C. Renton Hollings C. Renton	Director	March 2, 2020

/s/ Natalie Sacks Natalie Sacks	Director	March 2, 2020

/s/ Lota Zoth Lota Zoth	Director	March 2, 2020

154