Form 10-Q
period 2020-03-31
Zymeworks Inc.
filed 2020-05-07
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-38068
______________________________________
ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)
______________________________________

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
______________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of May 5, 2020 was 45,539,805.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•the size of our addressable markets and our ability to commercialize product candidates;
•the achievement of advances in and expansion of our therapeutic platforms and antibody engineering expertise;
•the likelihood of product candidate development and clinical trial progression, initiation or success;
•our ability to predict and manage government regulation; and
•the impact of the COVID-19 pandemic on our business and operations.

All forward-looking statements, including, without limitation, those related to our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•our ability to manage our growth effectively;
•the absence of material adverse changes in our industry or the global economy;
•our ability to understand and predict trends in our industry and markets;
•our ability to maintain good business relationships with our strategic partners;
•our ability to comply with current and future regulatory standards;
•our ability to protect our intellectual property rights;
•our continued compliance with third-party license terms and the non-infringement of third-party intellectual property rights;
•our ability to manage and integrate acquisitions;
•our ability to retain key personnel; and
•our ability to raise sufficient debt or equity financing to support our continued growth.

We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•our ability to obtain regulatory approval for our product candidates without significant delays;
•the predictive value of our current or planned clinical trials;
•delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;
•our, or any of our partners’, ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;
•the design or our execution of clinical trials may not support regulatory approval, including where clinical trials are conducted outside the United States;
•the extent to which our business may be adversely affected by the COVID-19 pandemic;
i

•the Fast Track designations for any of our product candidates may not expedite regulatory review or approval;
•The U.S. Food and Drug Administration (“FDA”) may not accept data from trials we conduct outside the United States;
•our discretion to discontinue or reprioritize the development of any of our product candidates;
•the potential for our product candidates to have undesirable side effects;
•no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;
•our ability to face significant competition;
•the competitive threat of biosimilar products;
•the likelihood of broad market acceptance of our product candidates;
•our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;
•our ability to commercialize products outside of the United States;
•the outcome of reimbursement decisions by third-party payors relating to our products;
•our expectations with respect to the market opportunities for any product that we or our strategic partners develop;
•our ability to pursue product candidates that may be profitable or have a high likelihood of success;
•our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;
•our ability to meet the requirements of ongoing regulatory review;
•the threat of product liability lawsuits against us or any of our strategic partners;
•changes in product candidate manufacturing or formulation that may result in additional costs or delay;
•the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;
•the potential for foreign governments to impose strict price controls;
•the risk of security breaches or data loss, which could compromise sensitive business or health information;
•current and future legislation that may increase the difficulty and cost of commercializing our product candidates;
•economic, political, regulatory and other risks associated with international operations;
•our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;
•our ability to comply with export control and import laws and regulations;
•our history of significant losses since inception;
•our ability to generate revenue from product sales and achieve profitability;
•our requirement for substantial additional funding;
•the potential dilution to our shareholders associated with future financings;
•restrictions on our ability to seek financing, which may be imposed by future debt;
•unstable market and economic conditions;
•currency fluctuations and changes in foreign currency exchange rates;
•our ability to maintain existing and future strategic partnerships;
•our ability to realize the anticipated benefits of our strategic partnerships;
•our ability to secure future strategic partners;
•our reliance on third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;
•risk related to the manufacture of product candidates and difficulties in production;

•our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;
•our reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);
•our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;
•the risk that natural disasters, public health crises, political crises, and other catastrophic events may damage the facilities or disrupt the operations of third parties upon which we rely;
•our ability to operate without infringing the patents and other proprietary rights of third parties;
•our ability to obtain and enforce patent protection for our product candidates and related technology;
•our patents could be found invalid or unenforceable if challenged;
•our intellectual property rights may not necessarily provide us with competitive advantages;
•we may become involved in expensive and time-consuming patent lawsuits;
•the risk that the duration of our patents will not adequately protect our competitive position;
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar foreign legislation;
•we may be unable to protect the confidentiality of our proprietary information;
•our ability to comply with procedural and administrative requirements relating to our patents;
•the risk of claims challenging the inventorship of our patents and other intellectual property;
•our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;
•patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;
•we may not be able to protect our intellectual property rights throughout the world;
•we will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;
•the risk of employee misconduct including noncompliance with regulatory standards and insider trading;
•our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;
•if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;
•our ability to retain key executives and attract and retain qualified personnel;
•our ability to manage organizational growth;
•additional costs and expenses related to no longer being considered an emerging growth company or a smaller reporting company;
•our exposure to potential securities class action litigation; and
•if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2020

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,485	$128,451
Short-term investments (note 5)	298,179	170,453
Accounts receivable	8,653	2,185
Prepaid expenses and other current assets	8,291	10,741
Total current assets	504,608	311,830
Deferred financing fees	590	650
Long-term investments (note 5)	75,758	—
Long-term prepaid assets	2,277	2,306
Deferred tax asset	459	1,218
Property and equipment, net	11,032	11,100
Operating lease right-of-use assets	6,320	5,400
Intangible assets, net	5,890	6,057
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$636,578	$368,205
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$37,234	$35,691
Fair value of liability classified options (note 12)	33,899	45,569
Current portion of operating lease liability (note 11)	1,749	1,282
Other current liabilities	23	10
Total current liabilities	72,905	82,552
Long-term portion of operating lease liability (note 11)	7,258	5,599
Long-term portion of deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	1,055	1,024
Deferred tax liability	—	408
Total liabilities	114,159	122,524
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at March 31, 2020 and December 31, 2019, respectively; 45,533,201 and 39,564,529 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (note 8b)	707,610	450,210
Additional paid-in capital	143,313	92,839
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(321,845)	(290,709)
Total shareholders’ equity	522,419	245,681
Total liabilities and shareholders’ equity	$636,578	$368,205
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Research and development collaborations (note 9)	$8,269	$11,925
Operating expenses:
Research and development	36,526	17,475
General and administrative	7,623	9,003
Total operating expenses	44,149	26,478
Loss from operations	(35,880)	(14,553)
Other income (expense):
Interest income	1,869	1,262
Other income (expenses), net (note 10)	3,250	(157)
Total other income (expense), net	5,119	1,105
Loss before income taxes	(30,761)	(13,448)
Income tax expense	(375)	(193)
Net loss and comprehensive loss	$(31,136)	$(13,641)

Net loss per common share (note 4):
Basic and diluted	(0.64)	(0.43)
Weighted-average common shares outstanding (note 4):
Basic and diluted	48,686,718	32,020,437
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of options	52,130	549	—	—	(130)	419
Issuance of common shares through employee stock purchase plan	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss			(13,641)			(13,641)
Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,136)	$(13,641)
Items not involving cash:
Depreciation and amortization of property and equipment	775	496
Amortization of intangible assets	980	653
Stock-based compensation (recovery) expense	(2,716)	4,378
Amortization and impairment of operating lease right-of-use assets	1,062	329
Deferred income tax expense	351	—
Non-cash consideration from licensing agreement	(218)	—
Change in fair value of contingent consideration	—	22
Unrealized foreign exchange (gain) loss	(4,037)	451
Changes in non-cash operating working capital:
Accounts receivable	(6,467)	(345)
Prepaid expenses and other current assets	2,602	(7,660)
Accounts payable and accrued liabilities	1,065	(2,368)
Operating lease liabilities	252	(280)
Deferred revenue	—	(3,530)
Income taxes payable	—	193
Net cash used in operating activities	(37,487)	(21,302)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	300,910	—
Issuance of common shares on exercise of options (note 8e)	1,447	362
Issuance of common shares through employee stock purchase plan	419	233
Deferred financing fees	60	(18)
Finance lease payments	(4)	(8)
Net cash provided by financing activities	302,832	569
Cash flows from investing activities:
Net (purchases) redemptions of short-term and long-term investments	(203,822)	22,036
Acquisition of property and equipment	(530)	(31)
Acquisition of intangible assets	(419)	—
Net cash (used in) provided by investing activities	(204,771)	22,005
Effect of exchange rate changes on cash and cash equivalents	460	(303)
Net change in cash and cash equivalents	61,034	969
Cash and cash equivalents, beginning of period	128,451	42,205
Cash and cash equivalents, end of period	$189,485	$43,174
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	1,982	8,012
Acquisition of property and equipment in accounts payable and accrued liabilities	570	242
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
Since its inception, the Company has devoted substantially all of its resources to research and development activities, including developing its therapeutic platforms, and identifying and developing potential product candidates by undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2019.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except for the new accounting guidance adopted during the period (note 3).
All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, benefits under the Scientific Research and Experimental Development (“SR&ED”) Program, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

3. Recent Accounting Pronouncements
Initial adoption of new accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The adoption of this standard did not have any impact to the Company's consolidated financial statements as credit losses are not expected to be significant, based on the evaluation of the financial condition of payment partners, and external market factors.
In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of January 1, 2020. Adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018–15, Intangibles — Goodwill and Other — Internal Use Software (Subtopic 350–40). This ASU addresses the accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of January 1, 2020 and has applied it prospectively to all implementation costs incurred after January 1, 2020. Adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders:
Basic and diluted	$(31,136)	$(13,641)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted (*)	48,686,718	32,020,437

Net loss per common share—basic and diluted	$(0.64)	$(0.43)
(*): Weighted average number of common shares used in the basic and diluted earnings per share calculation for the three months ended March 31, 2020 includes the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 public offerings as the warrants are exercisable at any time and for nominal cash consideration.

5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”), term deposits and commercial paper acquired from financial institutions in accordance with the Company’s treasury policy. Short-term GICs, term deposits and commercial paper bear interest at rates of 0.9%-2.1% per annum with maturities of up to 12 months.
Long-term Investments
Long-term investments at March 31, 2020 consist of GIC's and term deposits of $75,040 (December 31, 2019 -$nil) acquired from financial institutions in accordance with the Company’s treasury policy and other debt and equity securities of $718 (December 31, 2019 - $nil) acquired for strategic purposes or in connection with licensing and collaboration agreements. Long-term GICs and term deposits bear interest at rates of 0.9%-1.6% per annum with maturities ranging from 12 to 24 months and are accounted for at amortized cost. Other long-term investments are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both March 31, 2020 and December 31, 2019.
The Company concluded that there were no impairment indicators related to IPR&D as of March 31, 2020.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2019. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2019, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2020.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Trade payables	$12,450	$5,349
Accrued research expenses	19,660	24,262
Employee compensation and vacation accruals	2,899	5,009
Accrued legal and professional fees	1,327	231
Other	898	840
Total	$37,234	$35,691
Other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Current portion of finance lease liability (note 11)	$23	$10
Total	$23	$10

Other long-term liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Liability for contingent consideration (note 12)	$978	$978
Finance lease liability (note 11)	77	46
Total	$1,055	$1,024

8. Shareholders’ Equity
The number of shares and per share amounts are presented in actual amounts.
a.Equity Offerings
2019 Public Offering
On June 24, 2019, the Company closed an offering pursuant to which the Company sold 7,013,892 common shares including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $18.00 per common share and 4,166,690 Pre-Funded Warrants (note 8d) in lieu of common shares at $17.9999 per Pre-Funded Warrant. Net proceeds were approximately $188.0 million, after underwriting discounts, commissions and offering expenses of $13.3 million.
2020 Public Offering
On January 27, 2020, the Company closed a public offering pursuant to which the Company sold 5,824,729 common shares, including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $46.50 per common share and 1,075,271 Pre-Funded Warrants (note 8d) in lieu of common shares at $46.4999 per Pre-Funded Warrant. Net proceeds were approximately $300.9 million, after underwriting discounts, commissions and offering expenses of $19.9 million.
b.Authorized
The Company has an unlimited authorized number of voting Common Shares and Preferred Shares without par value.
c.Preferred Shares
As of March 31, 2020 and December 31, 2019, no preferred shares were issued or outstanding, respectively.
d.Pre-funded common share warrants
On June 24, 2019, the Company completed a public offering of 7,013,892 common shares at $18.00 per share and issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share (the “Exercise Price”).
On January 27, 2020, the Company completed a subsequent public offering of 5,824,729 common shares at $46.50 per share and issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share (the “Exercise Price”).
The Pre-Funded Warrants are exercisable by the holders at any time on or after the original issue date. The Pre-Funded Warrants do not expire unless they are exercised or settled in accordance with the Pre-Funded Warrant agreement.
As the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with the Exercise Price collected from holders will be recorded in common shares.

e.Stock-Based Compensation
Original Stock Option Plan
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
New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the IPO. This plan allowed for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which was further amended on March 4, 2020, that includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options.
The maximum number of common shares reserved for issuance under the New Plan is 8,654,682, which includes 6,106,531 shares issuable upon exercise of options outstanding as of March 31, 2020. Beginning in 2020 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
Restricted Stock Units ("RSUs")
During the three months ended March 31, 2020, the Company granted 71,879 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. The grant date fair value for the RSUs granted in the three month period ended March 31, 2020 was $2,530.
Stock Options
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,356,413	16.21	12.46	6.70	101,404	77,807
Granted	320,400	48.70	35.65
Exercised	(89,288)	15.63	11.85
Forfeited	(30,505)	25.13	18.82
Outstanding, March 31, 2020	2,557,020	20.20	14.36	6.87	77,253	54,431
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,853,346	15.85	8.66	84,481
Granted	800,800	36.36
Exercised	(33,204)	11.80
Forfeited	(71,431)	13.58
Outstanding, March 31, 2020	3,549,511	20.56	8.76	54,011
During the three months ended March 31, 2020, the Company received cash proceeds of $1,447 (C$1,946) from stock options exercised.
The stock options expire at various dates from December 31, 2020 to March 15, 2030.
The estimated fair value of options granted to officers, directors, employees and consultants is amortized over the vesting period. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the periodic revaluation of liability classified equity instruments (note 12), is recorded in research and development expense, general and administrative expense and finance expense (income) as follows:

	Three Months Ended March 31,
	2020	2019
Research and development expense:
Stock-based compensation for equity classified instruments (*)	$2,016	$1,127
Change in fair value of liability classified equity instruments	(1,794)	420
	$222	$1,547
General and administrative expense:
Stock-based compensation for equity classified instruments (*)	$2,228	$1,490
Change in fair value of liability classified equity instruments	(5,379)	1,326
	$(3,151)	$2,816
Finance expense (income):
Change in fair value of liability classified equity instruments	(34)	15
	$(34)	$15
(*) Amounts include stock-based compensation expense relating to RSUs of $91 for the three months ended March 31, 2020 (three months ended March 31, 2019: nil)

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility	75.2%	73.8%
Risk-free interest rate	0.66%	1.46%
Expected average life of options	6.07 years	6.05 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility	75.3%	72.7%
Risk-free interest rate	0.80%	2.49%
Expected average life of options	6.06 years	6.06 years
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	March 31, 2020	March 31, 2019
Dividend yield	0%	0%
Expected volatility	80.2%	76.8%
Risk-free interest rate	0.51%	1.53%
Expected average option term	3.20 years	3.57 years
Number of liability classified stock options outstanding	1,252,604	1,452,666
At March 31, 2020, the unamortized compensation expense related to unvested options was $35,650 (C$50,598). The remaining unamortized compensation expense as of March 31, 2020 will be recognized over a weighted-average period of 1.92 years.
f.Employee Stock Purchase Plan:

On April 10, 2017, the Company’s shareholders approved an employee stock purchase plan (“ESPP”) which became effective immediately prior to the consummation of the Company’s IPO. On June 7, 2018, certain amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company's common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three months ended March 31, 2020, the Company recorded compensation expense of $155 (2019: $83) in research and development expense and general and administrative expense accounts. As of March 31, 2020, total amount contributed by the ESPP participants and not yet settled is $357 (December 31, 2019: $435).

9. Research, Collaboration and Licensing Agreements

Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended March 31,
	2020	2019
BeiGene, Ltd ("BeiGene"):
Milestone revenue	$5,000	$—
Drug supply revenue	2,159	—
Recognition of upfront fee	—	3,530
Eli Lilly and Company ("Lilly"):
Milestone revenue	—	8,000
Research support and other payments	1,110	395
	8,269	11,925
Since December 31, 2019, there have not been any material changes to the key terms of our collaboration and license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019.
In March 2020, the Company recognized milestone revenue of $5,000 under a license and collaboration agreement with BeiGene upon BeiGene's dosing of ZW25 in the first patient in a clinical study in its territory. The Company did not have any performance obligations in relation to this milestone on the date it was achieved. Accordingly, it was recognized as revenue during the three months ended March 31, 2020.

In January 2019, the Company recognized revenue of $8,000 for achieving a development milestone under a licensing and collaboration agreement with Lilly upon Lilly’s filing of an IND application for a bispecific antibody enabled by the Company's Azymetric platform.

At March 31, 2020, contract assets from research, collaboration and licensing agreements were nil (December 31, 2019: nil) and contract liabilities were $32,941 (December 31, 2019: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene referred to above. During the three months ended March 31, 2020, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three months ended March 31, 2019: $3,530). Amounts not expected to be recognized as revenue in the next twelve months from March 31, 2020 have been classified as long-term deferred revenue.
10. Other income (expenses), net
Other income (expenses), net consists of the following:

	Three Months Ended March 31,
	2020	2019
Foreign exchange gain (loss)	$3,223	$(139)
Other	27	(18)
	$3,250	$(157)

11. Leases
The Company leases separate office and laboratory space in Vancouver, British Columbia, with terms of both leases expiring in August 2021. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future head office, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than September 1, 2021. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in February 2022 and September 2025. None of the optional extension periods have been included in the determination of the right-of-use asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.

The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion	$1,749	$1,282
Long-term portion	7,258	5,599
Total operating lease liabilities	9,007	$6,881
Finance lease liabilities:
Current portion included in other current liabilities	23	10
Long-term portion included in other long-term liabilities	77	46
Total finance lease liabilities	100	56
Total lease liabilities	$9,107	$6,937
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 was $0.6 million and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$2,003
1 to 2 years	2,212
2 to 3 years	1,472
3 to 4 years	1,514
4 to 5 years	1,556
Thereafter	794
Total operating lease payments	9,551
Less:
Imputed interest	(544)
Operating lease liabilities	$9,007
As of March 31, 2020, the weighted average remaining lease term is 4.6 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollars and 2.7% for leases in U.S. dollars.
During the three months ended March 31, 2020, the Company incurred total operating lease expenses of $912, which included lease expenses associated with fixed lease payments of $824, and variable payments associated with common area maintenance and similar expenses of $88.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $20.3 million under the terms of the lease for the Company’s future head office, which is expected to commence in September 2021.

The Company also leases office equipment under finance lease agreements. As of March 31, 2020, the maturities of the Company’s finance lease liabilities were as follows:

Finance leases
Within 1 year	$25
1 to 2 years	20
2 to 3 years	14
3 to 4 years	10
4 to 5 years	36
Total finance lease payments	105
Less:
Imputed interest	(5)
Finance lease liabilities	100

12. Financial Instruments
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
To determine fair value, the Company uses a fair value hierarchy that prioritizes the inputs, assumptions and valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are unadjusted quoted market prices for identical instruments available in active markets.
•Level 2 inputs are inputs other than Level 1 prices, such as prices for a similar asset or liability that are observable either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.
•Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assessment about market assumptions that would be used to price the asset or liability.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable and other securities, amounts receivable, accounts payable and accrued liabilities, finance and operating lease obligations, liability classified stock options and other long-term liabilities.
The carrying values of cash and cash equivalents, short-term and long-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As quoted prices for the liability classified stock options are not readily available, the Company has uses a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2020	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$33,899	$—	$—	$33,899
Liability for contingent consideration (note 13)	978	—	—	978
Total	$34,877	$—	$—	$34,877

	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$45,569	$—	$—	$45,569
Liability for contingent consideration (note 13)	978			978
Total	$46,547	$—	$—	$46,547
The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended March 31, 2020	$45,569	$110	$(7,317)	$(566)	$(3,897)	$33,899

The change in fair value of liability classified stock options for the period is presented within research and development expenses and general and administrative expenses.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended March 31, 2020	$978	$—	$978

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s treasury policy with the primary objective being the preservation of capital and maintenance of liquidity. The treasury policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents, short-term investments and long-term investments with high credit quality financial institutions.

The Company does not currently maintain a provision for bad debts on accounts receivable. At March 31, 2020, the maximum exposure to credit risk for accounts receivable was $9,942 (December 31, 2019: $2,185) and all account receivables are due within the next 12 months.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents and short-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.

Foreign Currency Risk

The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies.

The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s consolidated financial statements
13. Commitments and Contingencies
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
In connection with the Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2020, the contingent consideration had an estimated fair value of approximately $978, which has been recorded within Other long-term liabilities (December 31, 2019: $978). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2020 and with the securities commissions in all provinces and territories of Canada on March 2, 2020. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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

Our lead product candidate, ZW25, is a novel bispecific (dual-targeting) antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of ZW25 may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, single-agent ZW25 and ZW25 in combination with chemotherapy have been well tolerated with promising anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after standard of care, including multiple HER2-targeted regimens. In 2019, we initiated a global multicenter Phase 2 clinical trial evaluating ZW25 in combination with standard of care chemotherapy for the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”). In 2020, we initiated a second Phase 2 clinical trial evaluating ZW25 in combination with Pfizer’s Ibrance® (palbociclib) and fulvestrant in patients with previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor (“HR”)-positive breast cancer. In addition, ZW25 continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in several indications including biliary tract (“BTC”), colorectal, gynecological and other HER2-expressing cancers.

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

Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our core platforms include:

•Azymetric, our bispecific platform, which enables therapeutic antibodies to simultaneously bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);
•ZymeLink, our ADC platform, comprised of cytotoxins and the linker technology used to couple these cytotoxins to tumor-targeting antibodies or proteins. This platform can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies; and
•EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function.

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

Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Ltd. (“BeiGene”), and Iconic Therapeutics, Inc. (“Iconic”).

Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a domain dominator in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.

We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018, 2019 and 2020. From inception to date, we received approximately $788.6 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings including issuance of pre-funded warrants as well as proceeds from exercises of options and employee stock purchase plans. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. As of March 31, 2020, we had $562.7 million of cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2020, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2022 and potentially beyond.

We reported a net loss of $31.1 million for the three months ended March 31, 2020 and through March 31, 2020, we had an accumulated deficit of $321.8 million. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments

COVID-19

The recent global outbreak of COVID-19 has impacted our research and development activities, but has not caused significant disruptions to our business operations to date. In March 2020, we made the decision to transition all of our employees to a remote working arrangement. In addition, we have started to experience delays in clinical trial activities relating to the diversion of global healthcare resources to higher priority COVID-19 response activities. Although the adverse impacts we have experienced to date will likely slow the pace of execution on certain of our preclinical and clinical programs, they have not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the outbreak or the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the duration, scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies and our regulatory approval prospects. Continued shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business may be adversely affected by the COVID-19 pandemic.”

ZW25 Clinical Program:

In March 2020, our partner, BeiGene Ltd., notified us that it had dosed the first patient in a two-arm Phase 1b/2 trial evaluating ZW25 in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. This achievement triggered a milestone payment of $5.0 million due to us under our license and collaboration agreement with BeiGene.

In January 2020, we announced an agreement with Pfizer and the initiation of a Phase 2 clinical trial evaluating ZW25 in combination with Pfizer’s Ibrance® (palbociclib), an oral CDK4/6 inhibitor, and the hormone therapy fulvestrant with the goal of providing a chemotherapy-free treatment option to people with advanced HER2-positive, hormone receptor-positive breast cancer. We will sponsor the study, and Pfizer will provide palbociclib. Part one of the study will evaluate the safety and tolerability of ZW25 in combination with palbociclib and fulvestrant and identify the RD of ZW25 and palbociclib. Part two of the study will evaluate anti-tumor activity at the RD level. The trial will enroll up to 76 patients at sites in the United States, Canada, and Spain.

In January 2020, we announced that the FDA has granted Fast Track and Orphan Drug Designations to ZW25 in refractory biliary tract cancer ("BTC").

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

Financing Activities:

On January 27, 2020, we announced the closing of our underwritten public offering which consisted of the issuance of 5,824,729 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 900,000 additional shares, and, in lieu of common shares, to a certain investor, pre-funded warrants to purchase up to 1,075,271 common shares. The common shares were sold at a price to the public of $46.50 per common share and the pre-funded warrants were sold at a price of $46.4999 per pre-funded warrant, for aggregate gross proceeds to the Company of approximately $320.8 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in Canada pursuant to our final prospectus supplement, dated January 22, 2020 (the “Canadian Supplement”), to our Canadian final base shelf prospectus, dated November 18, 2019, and in the United States pursuant to our final prospectus supplement, dated January 22, 2020 (the “U.S. Supplement”, together with the Canadian Supplement, the “Supplements”), to our U.S. automatic shelf registration statement on Form S-3ASR, including a prospectus dated November 5, 2019. The Supplements were filed in Canada and the United States on January 23, 2020.

Board of Directors Change:

In March 2020, we announced the appointment of Dr. Kelvin Neu, to the Board of Directors. Dr. Neu is a Partner at Baker Bros. Advisors LP, a long term life-sciences investment firm. He also serves as Director of Prelude Therapeutics, Inc. and IGM Biosciences, Inc.
Strategic Partnerships and Collaborations

Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships, including with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric, EFECT, and/or ZymeLink therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increases our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $186.8 million in the form of non-refundable upfront payments and milestone payments and are also eligible to receive up to $2.4 billion in preclinical and development milestone payments and $5.5 billion in commercial milestone payments under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

Since December 31, 2019, there have not been any material changes to the key terms of our collaboration and license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Operations Overview
Revenue

Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses and research and development milestone payments earned under collaboration and license agreements. We expect that collaboration revenue from our strategic partnerships will be our primary source of revenue for the foreseeable future.
Research and Development Expense

Research and development expenses consist of expenses incurred in performing research and development activities. These expenses include conducting preclinical research studies, clinical trials, and other indirect expenses in support of advancing our product candidates and therapeutic platforms. The following items are included in research and development expenses:

•employee-related expenses such as salaries and benefits;
•employee-related overhead expenses such as facilities and other allocated items;
•share-based compensation expense related to employees and consultants engaged in research and development activities;
•depreciation of laboratory equipment, computers and leasehold improvements;
•fees paid to third-party manufacturers to produce our clinical product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;
•fees paid to consultants, subcontractors, CROs, and other third-party vendors for work performed under our clinical trials and preclinical studies, including but not limited to laboratory work and analysis, database management, statistical analysis, and other items; and
•amounts paid to vendors and suppliers for laboratory supplies.

Our research and development expenditures increased to $36.5 million for the three months ended March 31, 2020, compared to $17.5 million for the three months ended March 31, 2019. This was primarily due to an increase in clinical trial activity and associated manufacturing costs for ZW25, as well as an increase in other research and discovery activities in 2020 as compared to the same period in 2019.

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
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2019.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2020 as compared to what has been described in our most recent annual consolidated financial statements.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three months ended March 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2020 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019
	(dollars in millions)
Revenue from research and collaborations	$8.3	$11.9	$(3.6)	(30)%

Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements. Total revenue decreased by $3.6 million in the three months ended March 31, 2020 compared to the same period in 2019. Revenue for the three months ended March 31, 2020 included recognition of a $5.0 million development milestone and $2.2 million in drug supply revenue under the license and collaboration agreements with BeiGene as well as $1.1 million in research support and other payments from our partners. Revenue for the same period in 2019 included an $8.0 million payment received for achievement of a development milestone upon Lilly’s submission of an IND application under the second licensing agreement with Lilly, $3.5 million from deferred revenue relating to the upfront fee received from BeiGene in 2018 under a licensing and collaboration agreement for development of ZW25 as well as $0.4 million in research support and other payments from our partners.
Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019
	(dollars in millions)
Research and development expense	$36.5	$17.5	$19.0	109%
Research and development expense increased by $19.0 million in the three months ended March 31, 2020 compared to the same period in 2019. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for ZW25, an increase in development activity for ZW49, and an increase in salaries and benefits expense from additional research and development headcount in 2020 as compared to the same period in 2019. Research and development expense in three months ended March 31, 2020 included non-cash stock-based compensation expense of $2.0 million from equity classified equity awards (three months ended March 31,2019 – $1.1 million) and a $1.8 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (three months ended March 31, 2019 – expense of $0.4 million).
General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019
	(dollars in millions)
General and administrative expense	$7.6	$9.0	$(1.4)	(16)%
General and administrative expense decreased by $1.4 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a decrease in employee compensation expense relating to non-cash stock-based compensation, which was partially offset by an increase in headcount in 2020, compared to 2019, to support our expanding research and development activities. General and administrative expense for the three months ended March 31, 2020 includes non-cash stock-based compensation expense of  $2.2 million from equity classified equity awards (three months ended March 31, 2019 – $1.5 million) and a $5.4 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (three months ended March 31, 2019 – expense of $1.3 million).
Other Income (Expense), net

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019
	(dollars in millions)
Other income (expense), net	$5.1	$1.1	$4.0	364%
Other income, net increased by $4.0 million for the three months ended March 31, 2020 compared to the same period in 2019. Net other income for 2020 included $1.9 million of interest income and a $3.2 million net foreign exchange gain primarily due to revaluation of stock option liabilities denominated in Canadian dollars. Other income, net for the three months ended March 31, 2019 primarily included $1.3 million of net interest income, which was partially offset by a $0.1 million net foreign exchange loss.
Liquidity and Capital Resources
Sources of Liquidity

Prior to the completion of our IPO in Q2 2017, we had financed our operations primarily through private equity placements of our common shares, the issuance of convertible debentures that subsequently converted into equity securities, a private placement of preferred shares and a credit facility.

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

We completed a subsequent public offering on January 27, 2020 pursuant to which we sold (i) 5,824,729 common shares (including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii)

1,075,271 pre-funded warrants in lieu of common shares. We received gross proceeds of approximately $320.8 million and net cash proceeds of approximately $300.9 million, after underwriting discounts, commissions and estimated offering expenses.

In addition to equity offerings, our operations have been funded through upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements, government grants and SR&ED credits.

Funding Requirements

We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents, short-term investments and certain long-term investments combined with certain anticipated milestone payments from our collaborations will enable us to fund our operating expenses and capital expenditure requirements into 2022 and potentially beyond. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II - Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.

As of March 31, 2020, we had $562.7 million in cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(37.5)	$(21.3)
Investing activities	(204.8)	22.0
Financing activities	302.8	0.6
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.3)
Net change in cash and cash equivalents	$61.0	$1.0
Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $37.5 million compared to $21.3 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to lower receipts from collaboration partners in the form of milestones and research support payments in the three months ended March 31, 2020. Additionally, expenditures for expansion of our clinical programs and other research and development activities were higher in the three months ended March 31, 2020 compared to the same period in 2019.
Investing Activities
Net cash used in investing activities for the three month period ended March 31, 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $203.8 million. Remaining change was due to acquisition of property and equipment and intangible assets. Net cash provided by investing activities for the three months ended March 31, 2019 related primarily to net redemptions of short-term investments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 included net proceeds of $300.9 million from our January 2020 public offering of equity securities and $1.4 million from stock option exercises and the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by investing activities for the three months ended March 31, 2019 primarily included proceeds of $0.6 million from stock option exercises and the issuance of common shares in relation to our employee stock purchase plan.
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

In addition, we lease office space in Seattle, Washington which expires in February 2022. On February 25, 2019, we entered into a new lease for office space in Seattle and vacated the previous space. The commencement date of this new lease was July 30, 2019 for a portion of the space and is estimated to be July 1, 2020, subject to adjustment related to ongoing construction, for the remaining portion of the space. The expiration date of the lease is September 30, 2025.

We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at March 31, 2020 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$25	$20	$14	$10	$36	$105
Operating lease obligations	2,003	3,334	3,395	3,437	17,703	29,872
Total contractual obligations	$2,028	$3,354	$3,409	$3,447	$17,739	$29,977
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
In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2020, the development milestone payments had an estimated fair value of approximately $1.0 million, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2019: $1.0 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Outstanding Share Data

As of May 5, 2020, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 45,539,805 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 5, 2020, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 2,783,927 common shares issuable pursuant to 2,783,927 exercisable outstanding stock options and 3,373,537 common shares issuable pursuant to 3,373,537 outstanding options that were not exercisable at that date.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business that may affect our results of operations, cash flows and fair values of assets and liabilities, including interest rate movements, volatility in foreign currency exchange rates, and changes in economic conditions as a result of the COVID-19 pandemic. The primary market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At March 31, 2020 and December 31, 2019, we had cash, cash equivalents, short-term investments and long-term investments of $562.7 million and $298.9 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe that a hypothetical 10% increase in interest rates or in investment returns would have a material effect on the fair market value of our portfolio or investment income, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At March 31, 2020, our net monetary assets denominated in Canadian dollars were $35.3 million (C$49.4 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $3.5 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the three month period ended March 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in early stages of development and we have not submitted an application, or received marketing approval, for any of our product candidates. Furthermore, the fact that our core competencies have been recognized through strategic partnerships does not improve our product candidates’ outlook for regulatory approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Obtaining regulatory approval of our product candidates will depend on many factors, including, but not limited to, the following:
•successfully completing preclinical studies, including product chemistry, toxicity and formulation studies;
•completing clinical trials that demonstrate the efficacy and safety of our product candidates;
•preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•establishing commercial manufacturing capabilities;
•a potential pre-approval audit of the nonclinical and clinical trial sites that generated the data in support of the marketing application; and
•launching commercial sales, marketing and distribution operations.
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
We are currently evaluating ZW25 in Phase 1 and 2 clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•delay or failure to obtain an institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site;
•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
•lack of efficacy during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us or our CROs;
•our CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing; and

•our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates.
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

Our business may be adversely affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China. Since then, the virus has spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 has had a broad adverse impact to the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has had an impact to our research and development activities, it has not caused a significant disruption to our business operations to date. In March 2020, we made the decision to transition all of our employees to a remote working arrangement. In addition, we have started to experience delays in clinical trial activities relating to the diversion of global healthcare resources to higher priority COVID-19 response activities. Although the adverse impacts we have experienced to date will likely slow the pace of execution on certain of our preclinical and clinical programs, they have not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets.

If the COVID-19 pandemic worsens or continues for a prolonged period of time, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:

•disruption to and delays in preclinical research activities due to an extended temporary closure of lab facilities;
•delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on our ability to conduct preclinical research, initiate or complete our clinical trials or commercialize our product candidates;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•limitations in resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people, restrictions on travel, or prolonged stay-at-home or similar working arrangements;
•delays in receiving approvals from regulatory authorities to initiate our planned clinical trials;
•changes in regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
•delays in necessary interactions with regulators (including the FDA), ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel;
•disruptions to our strategic partners’ operations, which could delay the development of our product candidates in certain geographical regions and thereby affect the timing of development and commercial milestone payments and royalties on potential future product sales we may receive; and
•limitations on our ability to recruit preclinical research, clinical, regulatory and other professional staff on the timeframe required to support our research and development programs.

In addition, COVID-19 could result in the continued significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Financial volatility has adversely affected, and may continue to adversely affect, the value of our common shares.

The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

The Fast Track designations we have received for ZW25 may not result in faster development, regulatory review or approval process.
If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet needs for this condition, the sponsor may apply for FDA Fast Track designation. If Fast Track designation is obtained, the FDA may prioritize interactions with the sponsor concerning the designated development program and conduct a rolling review of sections of a New Drug Application before the application is complete. The FDA has granted two Fast Track designations to ZW25 for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
•regulatory authorities may require us to take our approved product off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;
•we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we may be subject to limitations on how we may promote the product;
•sales of the product may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
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
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets. These companies include Macrogenics, Inc., AstraZeneca PLC/Daiichi Sankyo, Roche AG, Seattle Genetics, Inc. and others.
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
Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Biosimilar products are expected to become available over the coming years. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products, if any have been approved by then. The Biologics Price Competition and Innovation Act of 2009, which is included in the Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application (“BLA”) for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling for a product candidate;
•changes in the standard of care for the targeted indications for any of our product candidates;
•limitations in the approved clinical indications for our product candidates;
•demonstrated clinical safety and efficacy compared to other products;
•sales, marketing and distribution support;
•availability of coverage and extent of reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;
•the degree of cost-effectiveness of our product candidates;
•availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
•the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular diseases;
•whether the product can be used effectively with other therapies to achieve higher response rates;
•adverse publicity about our product candidates or favorable publicity about competitive products;
•convenience and ease of administration of our products; and
•potential product liability claims.
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
For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with current good manufacturing practices (“cGMP”) and current good clinical practice (“cGCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product;
•withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA, EMA or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
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
We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients, and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our strategic partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for any future approved products;
•injury to our reputation;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs;
•substantial monetary awards to, or costly settlement with, patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and

•the inability to commercialize our product candidates.
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
We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•retention of key employees;
•diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.
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

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

We may also become subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

As of May 25, 2018, the General Data Protection Regulation 2016/676 (“GDPR”) replaced the Data Protection Directive (Directive 95/46/EC) with respect to the processing of personal data in the EEA. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal data. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition.

Separate from, and in addition to, the GDPR requirements, certification requirements for the hosting of health data will vary by jurisdiction (and may or may not apply to hosts of health data). To the extent we begin to operate in various EEA countries, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, France, requires hosts of health data to obtain a prior certification with the competent certification body.

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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products. In addition, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’ out-of-pocket costs. Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Both the U.S. Congress and state legislatures are considering and have proposed various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•differing regulatory requirements for drug approvals in foreign countries;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs and trade barriers, including any changes that China may impose as a result of political tensions between Canada and China or the United States and China;
•regulatory changes and economic conditions following the United Kingdom’s withdrawal from the EU and uncertainty related to the terms of the withdrawal;
•changes in non-U.S. currency exchange rates and currency controls;
•changes in a specific country’s or region’s political or economic environment;
•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•differing reimbursement regimes, including price controls;
•negative consequences from changes in tax laws;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•difficulties associated with staffing and managing foreign operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties, as applicable, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates;
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, effective in 2022, advanced practice nurses and physician assistants) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members; and
•analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2018 and 2019 and for the three months ended March 31, 2020 was $36.6 million, $145.4 million and $31.1 million, respectively. As of March 31, 2020, our accumulated deficit was approximately $321.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments and projected revenue from our existing strategic partnerships and licensing agreements will enable us to fund our operating expenses and capital expenditure requirement into 2022 and potentially beyond. We may also be eligible to receive certain research, development and commercial milestone payments in the future, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Strategic Partnerships and Collaborations” under Item 2 of Part I above. However, because successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, we are unable to estimate the actual funds we will require to complete research and development and to commercialize our product candidates.
Our future funding requirements will depend on many factors, including but not limited to:
•the number and characteristics of other product candidates that we pursue;
•the scope, progress, timing, cost and results of research, preclinical development, and clinical trials;
•the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;
•the costs associated with manufacturing our product candidates and establishing sales, marketing and distribution capabilities;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to hire additional management, scientific and medical personnel;
•the effect of competing products that may limit market penetration of our product candidates;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of our existing strategic partnerships, and any collaboration, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements.
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
Global credit and financial markets experienced extreme disruptions at various points over in the past several years, including most recently in connection with the COVID-19 pandemic, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the disruption in credit and financial markets and deterioration of confidence in economic conditions in connection with COVID-19 continues, of it another such disruption occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current strategic partners, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.
We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.
Management assesses its functional currency to be the U.S. dollar based on management’s analysis of the primary economic environment in which we operate. Our cash, cash equivalents and short term investments are primarily denominated in U.S. dollars. As of March 31, 2020, approximately 6% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. However, if our Canadian-dollar-denominated holdings substantially increase in the future, fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.
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
•strategic partners have significant discretion in determining the efforts and resources that they will apply to these partnerships;
•strategic partners may not perform their obligations as expected;
•strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•strategic partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;
•product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;
•a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;
•disagreements with strategic partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic may be terminated for convenience upon the completion of a specified notice period; and
•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner.
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

Our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely have operations around the world and are exposed to a number of global and regional risks outside of our control. These include, but are not limited to, natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as the current COVID-19 outbreak, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control.

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
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:
•we or our strategic partners may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties, to obtain a judgment that our products or processes do not infringe those third parties’ patents or to obtain a judgement that those parties’ patents are unenforceable;
•if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights or initiating other proceedings, including post-grant proceedings and inter partes reviews, we and our strategic partners will need to defend against such proceedings; and
•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our strategic partners would need to defend against such proceedings.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we or our strategic partners own or have exclusively licensed;
•others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may fail to develop additional proprietary technologies that are patentable;
•the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.
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
The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
•we or our strategic partners may initiate litigation or other proceedings against third parties to enforce our patent and trade secret rights;
•third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;
•third parties may initiate opposition or reexamination proceedings challenging the validity or scope of our patent rights, requiring us or our strategic partners and/or licensors to participate in such proceedings to defend the validity and scope of our patents;
•there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being owned by or licensed to us;
•the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our strategic partners and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or
•third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
•we might not have been the first to make the inventions covered by patents or pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or

•we may not develop additional proprietary technologies that are patentable or that afford meaningful trade secret protection.
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
Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as:
•providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers;
•reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates;
•engaging in off-label promotion;
•submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates; and
•providing funding to third-party charitable foundations in order to offset patient co-payment obligations.
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
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, and newly empowered state attorneys general with the authority to enforce HIPAA. In January 2013, the Office for Civil Rights of the U.S. Department of Health and Human Services issued the Final Omnibus Rule under HIPAA pursuant to HITECH that makes significant changes to the privacy, security and breach notification requirements and penalties. The Final Omnibus Rule generally took effect in September 2013 and enhances certain privacy and security protections, and strengthens the government’s ability to enforce HIPAA. The Final Omnibus Rule also enhanced requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways. These state laws may not have the same effect and often are not preempted by HIPAA, thus complicating compliance efforts.
Additionally, the PPACA also included the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to comply with required reporting requirements could subject applicable manufacturers and others to substantial civil money penalties.
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
As of March 31, 2020, we had 267 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
Investors should consider an investment in our common shares as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common shares to fluctuate or decrease include:
•results and timing of our clinical trials and clinical trials of our competitors’ products;
•failure or discontinuation of any of our development programs;
•issues in manufacturing our product candidates or future approved products;
•regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
•competition from existing products or new products that may emerge;
•developments or disputes concerning patents or other proprietary rights;
•introduction of technological innovations or new commercial products by us or our competitors;
•announcements by us, our strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in estimates or recommendations by securities analysts that cover our common shares;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•public concern over our product candidates or any future approved products;
•litigation;
•future sales of our common shares;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•additions or departures of key personnel;
•changes in the structure of health care payment systems in the United States or overseas;
•failure of any of our product candidates, if approved, to achieve commercial success;

•economic and other external factors or other disasters or crises, such as the COVID-19 pandemic;
•period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;
•general market conditions and market conditions for biopharmaceutical stocks;
•overall fluctuations in U.S. equity markets; and
•other factors that may be unanticipated or out of our control.
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
Effective December 31, 2019, we no longer qualify as an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which will increase our costs and demands on management.
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
As an emerging growth company and a smaller reporting company, we previously had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions related to certain “Say-on-Pay” rules under Section 14A of the Exchange Act, including requirements to hold a nonbinding advisory vote on named executive officer compensation, the frequency of such votes and arrangements with named executive officers regarding compensation based on or related to an acquisition, merger, or similar transaction.

Further, as an emerging growth company, we had not been subject to Section 404(b) of the Sarbanes Oxley Act (“Section 404”), which requires that our independent registered public accounting firm provide an attestation report of our internal controls over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented has increased our expenses and requires significant management time. Investors may find our common shares less attractive because of the additional compliance costs. In addition, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Pursuant to Section 404, and related rules adopted by the SEC and the U.S. Public Company Accounting Oversight Board (the “PCAOB”), our management is required to disclose changes made in our internal control over financial reporting on a quarterly basis and assess the effectiveness of our internal control over financial reporting annually. In connection with previous financial reports, we elected to take advantage of certain exceptions from reporting requirements available to emerging growth companies under the JOBS Act and therefore had not, prior to the filing of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, delivered an auditor’s attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404.
As of December 31, 2019, we no longer qualified as an emerging growth company. As a result, our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting, pursuant to Section 404. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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
Our securities may fail to meet the continued listing requirements to be listed on the NYSE. If the NYSE delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a determination that our common shares is a “penny stock”, which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common shares;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We are governed by the corporate laws of Canada, which in some cases have a different effect on shareholders than the corporate laws of the United States.
We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and other relevant Canadian laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.
U.S. civil liabilities may not be enforceable against us, our directors, our officers or certain experts named in our Annual Report on Form 10-K.
We are governed by the BCBCA and our principal place of business is in Canada. One of our directors and certain of our officers, as well as certain experts named herein, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such director, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.
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
Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 29.8% of our outstanding common shares as of March 31, 2020 (19.9% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.2% of our outstanding common shares as of March 31, 2020. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
•delaying, deferring, or preventing a change in control;
•entrenching our management or the board of directors;
•impeding a merger, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
•shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least a majority of the shares entitled to vote on such approval;
•our board of directors may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and
•shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 648,462 common shares under our equity compensation plans at exercise prices ranging from C$47.87 to C$63.59 and ranging from $35.20 to $44.92 per share and (ii) made an aggregate of 21,451 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $19.54 per share. Such options and shares were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.
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

4.2	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020)
4.3
Registration Rights Agreement dated March 16, 2020, by and among Zymeworks Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2020).

10.1#	Zymeworks Amended and Restated Stock Option and Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC.

99.2	Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks Inc.

99.3	Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks Inc.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three month periods ended March 31, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 7, 2020

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 7, 2020