Form 10-Q
period 2020-06-30
Zymeworks Inc.
filed 2020-08-05
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of July 31, 2020 was 45,627,264.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

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
•disruptions at the FDA and other government agencies caused by funding shortages or global health concerns;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2020

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,569	$128,451
Short-term investments (note 5)	217,220	170,453
Accounts receivable	14,825	2,185
Prepaid expenses and other current assets	19,683	10,741
Total current assets	471,297	311,830
Deferred financing fees	730	650
Long-term investments (note 5)	75,978	—
Long-term prepaid assets	2,240	2,306
Deferred tax asset	1,347	1,218
Property and equipment, net	12,452	11,100
Operating lease right-of-use assets	5,673	5,400
Intangible assets, net	7,492	6,057
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$606,853	$368,205
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$36,235	$35,691
Fair value of liability classified options (note 12)	34,621	45,569
Current portion of operating lease liability (note 11)	1,895	1,282
Other current liabilities (note 7)	29	10
Total current liabilities	72,780	82,552
Long-term portion of operating lease liability (note 11)	6,591	5,599
Long-term portion of deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,560	1,024
Deferred tax liability	728	408
Total liabilities	115,600	122,524
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at June 30, 2020 and December 31, 2019, respectively; 45,563,155 and 39,564,529 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (note 8b)	708,319	450,210
Additional paid-in capital	150,399	92,839
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(360,806)	(290,709)
Total shareholders’ equity	491,253	245,681
Total liabilities and shareholders’ equity	$606,853	$368,205
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Research and development collaborations (note 9)	$12,359	$7,882	$20,628	$19,807
Operating expenses:
Research and development	39,217	23,785	75,743	41,260
General and administrative	13,491	12,761	21,114	21,764
Impairment on acquired IPR&D	—	768	—	768
Total operating expenses	52,708	37,314	96,857	63,792
Loss from operations	(40,349)	(29,432)	(76,229)	(43,985)
Other income (expense):
Interest income	1,502	1,233	3,358	2,482
Other (expenses) income, net (note 10)	(178)	(243)	3,085	(387)
Total other income, net	1,324	990	6,443	2,095
Loss before income taxes	(39,025)	(28,442)	(69,786)	(41,890)
Income tax recovery (expense)	64	(635)	(311)	(828)
Net loss and comprehensive loss	$(38,961)	$(29,077)	$(70,097)	$(42,718)

Net loss per common share (note 4):
Basic and diluted	$(0.77)	$(0.89)	$(1.41)	$(1.32)
Weighted-average common shares outstanding (note 4):
Basic and diluted	50,788,681	32,837,975	49,737,699	32,431,464

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of stock options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419
Issuance of common shares on exercise of stock options	29,954	709	—	—	(152)	557
Stock-based compensation	—	—	—	—	7,238	7,238
Net loss	—	—	(38,961)	—	—	(38,961)
Balance at June 30, 2020	45,563,155	$708,319	$(360,806)	$(6,659)	$150,399	$491,253

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of stock options	52,130	549	—	—	(130)	419
Issuance of common shares through employee stock purchase plan	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss			(13,641)			(13,641)
Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007
Issuance of common shares on exercise of stock options	115,298	2,285	—	—	(241)	2,044
Stock-based compensation	—	—	—	—	3,038	3,038
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	7,013,892	117,941	—	—	70,064	188,005
Net loss	—	—	(29,077)	—	—	(29,077)
Balance at June 30, 2019	39,177,669	$441,174	$(187,990)	$(6,659)	$87,492	$334,017

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(70,097)	$(42,718)
Items not involving cash:
Depreciation and amortization of property and equipment	1,539	1,001
Amortization of intangible assets	1,971	1,302
Impairment of acquired IPR&D	—	768
Stock-based compensation expense	4,257	13,866
Amortization and impairment of operating lease right-of-use assets	1,572	760
Deferred income tax expense	191	(51)
Non-cash consideration from licensing agreement	(218)	—
Change in fair value of contingent consideration	68	285
Unrealized foreign exchange (gain) loss	(2,866)	275
Changes in non-cash operating working capital:
Accounts receivable	(12,640)	(2,351)
Prepaid expenses and other current assets	(9,284)	(6,195)
Accounts payable and accrued liabilities	(1,766)	2,796
Operating lease liabilities	(170)	(528)
Deferred revenue	—	(3,530)
Income taxes payable	—	(299)
Net cash used in operating activities	(87,443)	(34,619)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	300,910	189,035
Issuance of common shares on exercise of stock options (note 8e)	1,795	1,247
Issuance of common shares through employee stock purchase plan	419	233
Deferred financing fees	(80)	—
Finance lease payments	(7)	(11)
Net cash provided by financing activities	303,037	190,504
Cash flows from investing activities:
Net (purchases) redemptions of short-term and long-term investments	(121,822)	86,786
Acquisition of property and equipment	(2,185)	(1,407)
Acquisition of intangible assets	(419)	—
Net cash (used in) provided by investing activities	(124,426)	85,379
Effect of exchange rate changes on cash and cash equivalents	(50)	51
Net change in cash and cash equivalents	91,118	241,315
Cash and cash equivalents, beginning of period	128,451	42,205
Cash and cash equivalents, end of period	$219,569	$283,520
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$1,817	$8,012
Acquisition of property and equipment in accounts payable and accrued liabilities	$706	$1,592
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2019.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except for the new accounting guidance adopted during the period (note 3).
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

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Initial adoption of new accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted this accounting standard as of January 1, 2020. The adoption of this standard did not have any impact to the Company's consolidated financial statements as credit losses at the transition date were not expected to be significant, based on the evaluation of the financial condition of payment partners, and external market factors.
In August 2018, the FASB issued ASU 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of January 1, 2020. The adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018–15, Intangibles — Goodwill and Other — Internal Use Software (Subtopic 350–40). This ASU addresses the accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of January 1, 2020 and has applied it prospectively to all implementation costs incurred after January 1, 2020. The adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material impact is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders:
Basic and diluted	$(38,961)	$(29,077)	$(70,097)	$(42,718)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted (*)	50,788,681	32,837,975	49,737,699	32,431,464

Net loss per common share — basic and diluted	$(0.77)	$(0.89)	$(1.41)	$(1.32)
(*): Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 public offerings as the warrants are exercisable at any time and for nominal cash consideration.

5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”), term deposits and commercial paper acquired from financial institutions in accordance with the Company’s treasury policy. Short-term GICs, term deposits and commercial paper bear interest at rates of 0.8%-2.0% per annum with original maturities of up to 12 months, are classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at June 30, 2020 consist of GIC's and term deposits of $75,260 (December 31, 2019 -$nil) acquired from financial institutions in accordance with the Company’s treasury policy and other debt and equity securities of $718 (December 31, 2019 - $nil) acquired for strategic purposes or in connection with licensing and collaboration agreements. Long-term GICs and term deposits bear interest at rates of 0.9%-1.0% per annum with original maturities ranging from 12 to 24 months, are classified as held to maturity and are accounted for at amortized cost. Other long-term debt and equity securities are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both June 30, 2020 and December 31, 2019. The Company concluded that there were no impairment indicators related to IPR&D as of June 30, 2020.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2019. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2019, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2020.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
Trade payables	$4,735	$5,349
Accrued research expenses	23,821	24,262
Employee compensation and vacation accruals	4,863	5,009
Accrued legal and professional fees	598	231
Other	2,218	840
Total	$36,235	$35,691
Other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Current portion of finance lease liability (note 11)	$29	$10
Total	$29	$10

Other long-term liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Liability for contingent consideration (note 12)	$1,046	$978
Liability for in-licensing agreement	1,450	—
Finance lease liability (note 11)	64	46
Total	$2,560	$1,024

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
c.Preferred Shares
As of June 30, 2020 and December 31, 2019, no preferred shares were issued or outstanding, respectively.
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

e.Stock-Based Compensation
Original Stock Option Plan
On July 14, 2006, the shareholders of the Company approved an employee stock option plan (the “Original Plan”). The Original Plan provides for the granting of options to directors, officers, employees and consultants. Options to purchase common shares may be granted at an exercise price of each option equal to the last private issuance of common shares immediately preceding the date of the grant. The total number of options outstanding is not to exceed 20% of the issued common shares of the Company.
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
The exercise prices of the Company’s stock options under the Original Plan are denominated in Canadian dollars. The Canadian dollar amounts have been translated to U.S dollars using the period end rate or the average foreign exchange rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Stock Option Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.
New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the IPO. This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which was further amended on March 4, 2020, that includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options.
The maximum number of common shares reserved for issuance under the New Plan is 8,654,682, which includes 6,294,820 shares issuable upon exercise of options outstanding as of June 30, 2020. Beginning in 2020 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
Restricted Stock Units ("RSUs")
During the six months ended June 30, 2020 , the Company granted 78,679 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. The grant date fair value for the RSUs granted in the six months ended June 30, 2020 was $2,786.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,356,413	16.21	12.46	6.70	101,404	77,807
Granted	345,750	48.83	35.74
Exercised	(106,982)	15.82	11.89
Forfeited	(47,435)	27.35	20.21
Outstanding, June 30, 2020	2,547,746	20.45	15.06	6.64	73,898	53,995
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,853,346	15.85	8.66	84,481
Granted	1,036,150	36.32
Exercised	(45,464)	11.61
Forfeited	(96,958)	15.84
Outstanding, June 30, 2020	3,747,074	21.56	8.60	55,528
During the six months ended June 30, 2020, the Company received cash proceeds of $1,795 (C$2,400) from stock options exercised.
The stock options outstanding at June 30, 2020 expire at various dates from December 31, 2020 to June 9, 2030.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the periodic revaluation of liability classified equity instruments (note 12), is recorded in research and development expense, general and administrative expense and finance expense (recovery) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense (recovery):
Stock-based compensation for equity classified instruments (*)	$3,346	$1,507	$5,496	$2,633
Change in fair value of liability classified equity instruments	(107)	1,548	(1,900)	1,968
	$3,239	$3,055	$3,596	$4,601
General and administrative expense (recovery):
Stock-based compensation for equity classified instruments (*)	$4,046	$1,579	$6,497	$3,070
Change in fair value of liability classified equity instruments	(310)	4,800	(5,799)	6,127
	$3,736	$6,379	$698	$9,197
Finance expense (recovery):
Change in fair value of liability classified equity instruments	(2)	—	(36)	68
	$(2)	$—	$(36)	$68
(*) Amounts include stock-based compensation expense relating to RSUs of $411 and $503 for the three and six months ended June 30, 2020 (three and six months ended June 30, 2019: nil)

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility	75.5%	73.8%
Risk-free interest rate	0.64%	1.46%
Expected average life of options	6.07 years	6.05 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility	76.3%	72.9%
Risk-free interest rate	0.73%	2.43%
Expected average life of options	6.02 years	6.01 years
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options are as follows:

	June 30, 2020	June 30, 2019
Dividend yield	0%	0%
Expected volatility	85.7%	71.7%
Risk-free interest rate	0.31%	1.42%
Expected average option term	3.06 years	3.43 years
Number of liability classified stock options outstanding	1,244,204	1,375,269
At June 30, 2020, the unamortized compensation expense related to unvested options was $34,550 (C$47,286). The remaining unamortized compensation expense as of June 30, 2020 will be recognized over a weighted-average period of 1.80 years.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the six months ended June 30, 2020, the Company recorded compensation expense of $311 (six months ended June 30, 2019: $131) in research and development expense and general and administrative expense accounts. As of June 30, 2020, total amount contributed by the ESPP participants and not yet settled is $701 (December 31, 2019: $435).

9. Research, Collaboration and Licensing Agreements

Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”)
Upfront fee relating to amendment	$12,000	$—	$12,000	$—
BeiGene, Ltd. ("BeiGene"):
Milestone revenue	—	—	5,000	—
Recognition of deferred revenue related to upfront fee	—	—	—	3,530
Eli Lilly and Company ("Lilly"):
Milestone revenue	—	—	—	8,000
Daiichi Sankyo, Co., Ltd ("Daiichi Sankyo"):
Commercial license option fee	—	3,500	—	3,500
Merck Sharp & Dohme Research Ltd. ("Merck"):
Milestone revenue	—	2,000	—	2,000
Iconic Therapeutics, Inc. ("Iconic"):
Milestone revenue	—	1,000	—	1,000
Research support and drug supply payments	359	1,382	3,628	1,777
	$12,359	$7,882	$20,628	$19,807
During the six months ended June 30, 2020, there have not been any material changes to the key terms of our collaboration and license agreements, with the exception of the amendment to our partnership with BMS as described below. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019.
In June 2020, the Company's existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company's EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront fee of $12,000 and all other financial terms were unchanged. The Company's performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the three and six months ended June 30, 2020.
In March 2020, the Company recognized milestone revenue of $5,000 under a license and collaboration agreement with BeiGene upon BeiGene's dosing of zanidatamab (formerly known as ZW25) in the first patient in a clinical study in its territory. The Company did not have any performance obligations in relation to this milestone on the date it was achieved. Accordingly, it was recognized as revenue during the six months ended June 30, 2020.

During the six months ended June 30, 2019, the Company recognized revenue of $8,000 for achieving a development milestone under a licensing and collaboration agreement with Lilly upon Lilly’s filing of an IND application for a bispecific antibody enabled by the Company's Azymetric platform; $3,500 for Daiichi Sankyo’s exercise of its option to obtain a commercial license with respect to its first Azymetric lead product candidate; and $2,000 and $1,000 for development milestone payments from Merck and Iconic, respectively.

At June 30, 2020, contract assets from research, collaboration and licensing agreements were nil (December 31, 2019: nil) and contract liabilities were $32,941 (December 31, 2019: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the six months ended June 30, 2020, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (six months ended June 30, 2019: $3,530). Amounts not expected to be recognized as revenue in the next twelve months from June 30, 2020 have been classified as long-term deferred revenue.

10. Other income (expenses), net
Other income (expenses), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange (loss) gain	$(165)	$(178)	$3,058	$(317)
Other	(13)	(65)	27	(70)
	$(178)	$(243)	$3,085	$(387)

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

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion	$1,895	$1,282
Long-term portion	6,591	5,599
Total operating lease liabilities	8,486	6,881
Finance lease liabilities:
Current portion included in other current liabilities	29	10
Long-term portion included in other long-term liabilities	64	46
Total finance lease liabilities	93	56
Total lease liabilities	$8,579	$6,937
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 was $1,161 and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$2,103
1 to 2 years	1,896
2 to 3 years	1,482
3 to 4 years	1,524
4 to 5 years	1,567
Thereafter	400
Total operating lease payments	8,972
Less:
Imputed interest	(486)
Operating lease liabilities	$8,486

As of June 30, 2020, the weighted average remaining lease term is 4.4 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollars and 2.7% for leases in U.S. dollars.
During the six months ended June 30, 2020, the Company incurred total operating lease expenses of $1,812 (six months ended June 30, 2019: $1,263), which included lease expenses associated with fixed lease payments of $1,601 (six months ended June 30, 2019: $1,202), and variable payments associated with common area maintenance and similar expenses of $211 (six months ended June 30, 2019: $61).
During the three and six months ended June 30, 2020, the Company recognized impairment losses of $187 and $667 respectively, on the right of use asset relating to the Company's lease of office space in Seattle which has been vacated.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $24,362 million under the terms of the lease for the Company’s future head office, which is expected to commence in September 2021.
The Company also leases office equipment under finance lease agreements. As of June 30, 2020, the maturities of the Company’s finance lease liabilities were as follows:

Finance leases
Within 1 year	$30
1 to 2 years	14
2 to 3 years	14
3 to 4 years	11
4 to 5 years	27
Total finance lease payments	96
Less:
Imputed interest	(3)
Finance lease liabilities	$93

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

The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at June 30, 2020, the carrying value of long-term investments in debt securities also approximate their fair values which is comprised of principal investment and accrued interest to date. As quoted prices for the liability classified stock options are not readily available, the Company has uses a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2020	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$34,621	$—	$—	$34,621
Liability for contingent consideration (note 13)	1,046	—	—	1,046
Total	$35,667	$—	$—	$35,667

	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$45,569	$—	$—	$45,569
Liability for contingent consideration (note 13)	978			978
Total	$46,547	$—	$—	$46,547
The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended June 30, 2020	$33,899	$—	$(419)	$(209)	$1,350	$34,621
Six months ended June 30, 2020	$45,569	$110	$(7,736)	$(775)	$(2,547)	$34,621

The change in fair value of liability classified stock options for the respective periods are presented within research and development expenses and general and administrative expenses.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended June 30, 2020	$978	$68	$1,046
Six months ended June 30, 2020	$978	$68	$1,046

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

At June 30, 2020, the maximum exposure to credit risk for accounts receivable was $14,825 (December 31, 2019: $2,185) and all account receivables are due within the next 12 months. As at June 30, 2020 and December 31, 2019, the Company has not recognized a bad debt provision for accounts receivable.

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
In connection with the Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2020, the contingent consideration had an estimated fair value of approximately $1,046, which has been recorded within other long-term liabilities (December 31, 2019: $978). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
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

Our lead product candidate, zanidatamab (formerly known as ZW25), is a novel bispecific (dual-targeting) antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of zanidatamab may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, single-agent zanidatamab and zanidatamab in combination with chemotherapy have been well tolerated with promising anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after having received standard of care, including multiple HER2-targeted regimens. Based on these data, we initiated a number of global multicenter Phase 2 clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a registration-enabling trial in patients with previously treated HER2 gene amplified biliary tract cancer (“BTC”), (ii) the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”) in combination with standard of care chemotherapy, and (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance® (palbociclib) and fulvestrant. Our partner, BeiGene, Ltd. (“BeiGene”), has initiated Phase 1b/2 clinical trials evaluating zanidatamab for the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated in multiple expansion cohorts in the ongoing Phase 1 trial as a single agent in several indications including colorectal, gynecological and other HER2-expressing cancers.

Our second product candidate, ZW49, combines the unique design of zanidatamab with our ZymeLink antibody-drug conjugate (“ADC”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed ZW49 to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and anti-tumor activity of ZW49 began in 2019.

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

Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, and Iconic Therapeutics, Inc. (“Iconic”).

Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a domain dominator in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.

We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018, 2019 and 2020. From inception to June 30, 2020, we received $789.2 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings including issuance of pre-funded warrants as well as proceeds from exercises of options and employee stock purchase plans. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. As of June 30, 2020, we had $512.0 million of cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2020, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2022 and potentially beyond.

We reported a net loss of $70.1 million for the six months ended June 30, 2020 and through June 30, 2020, we had an accumulated deficit of $360.8 million. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments

COVID-19

The global outbreak of COVID-19 has impacted our research and development activities, but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities are being supplemented by support from external contract research organizations to offset the reduced capacity at our lab facilities. Clinical trial activities, including patient enrollment and site activation, have been delayed due to COVID-19. As of the date of this report, these clinical activities are returning to pre-COVID levels. Although the adverse impacts we have experienced to date will likely slow the pace of execution on certain of our preclinical and clinical programs, they have not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the duration, scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business may be adversely affected by the COVID-19 pandemic.”

Zanidatamab Clinical Program:

In July 2020, we initiated a global Phase 2 trial of single agent zanidatamab in patients with previously treated HER2 gene amplified BTC to support accelerated approval based on a primary endpoint of objective response rate, and secondary endpoints of duration of response and safety.

In March 2020, our partner, BeiGene, notified us that it had dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. This achievement triggered our receipt of a milestone payment of $5.0 million under our license and collaboration agreement with BeiGene.

In January 2020, we announced an agreement with Pfizer and the initiation of a Phase 2 clinical trial evaluating zanidatamab in combination with Pfizer’s Ibrance® (palbociclib), an oral CDK4/6 inhibitor, and the hormone therapy fulvestrant with the goal of providing a chemotherapy-free treatment option to people with advanced HER2-positive, hormone receptor-positive breast cancer. We will sponsor the study, and Pfizer will provide palbociclib. Part one of the study will evaluate the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the recommended dose of zanidatamab and palbociclib. Part two of the study will evaluate anti-tumor activity at the recommended dose level. The trial will enroll up to 76 patients at sites in the United States, Canada, and Spain.

In January 2020, we announced that the FDA has granted Fast Track and Orphan Drug Designations to zanidatamab in refractory BTC.

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

Licensing and Collaboration Agreements:

In July 2020, we entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field. For the human health field, we are eligible to receive up to $411.0 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $480.0 million in commercial milestone payments, as well as tiered royalties on worldwide sales. For the animal health field, we are eligible to receive additional milestone payments and tiered royalties.

In June 2020, our existing collaboration agreement with BMS was amended to expand the license grant to include the use of our EFECT platform for the development of therapeutic candidates and to extend the research term. We received an upfront expansion fee of $12.0 million and all other financial terms were unchanged.

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

Board of Directors Change:

In March 2020, we announced the appointment of Dr. Kelvin Neu to our Board of Directors. Dr. Neu is a partner at Baker Bros. Advisors LP, a long term life-sciences investment firm. He also serves as a director of Prelude Therapeutics, Inc. and IGM Biosciences, Inc.
Strategic Partnerships and Collaborations

Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships, including with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric, EFECT, and/or ZymeLink therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increases our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. To date, we have received $204.0 million in the form of non-refundable upfront payments and milestone payments and are also eligible to receive up to $2.8 billion in preclinical and development milestone payments and $5.9 billion in commercial milestone payments under our existing collaboration agreements, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

Other than the updates on licensing and collaboration agreements described in the “Recent Developments” section above, there have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2019. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
•fees paid to consultants, subcontractors, CROs, and other third-party vendors for work performed under our clinical trials and preclinical studies, including but not limited to laboratory work and analysis, database management, statistical analysis, and other activities;
•employee-related expenses such as salaries and benefits;
•stock-based compensation expense related to employees and consultants engaged in research and development activities;
•depreciation of laboratory equipment, computers and leasehold improvements;
•amounts paid to vendors and suppliers for laboratory supplies; and
•overhead expenses such as facilities and other allocated items.

Our research and development expenditures increased to $75.7 million for the six months ended June 30, 2020, compared to $41.3 million for the six months ended June 30, 2019. This was primarily due to an increase in clinical trial activity and associated manufacturing costs for zanidatamab, as well as an increase in other research and discovery activities in 2020 as compared to the same period in 2019.

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

General and Administrative Expense

General and administrative expenses consist of salaries and related benefit costs for employees in our executive, finance, intellectual property, business development, human resources and other support functions, as well as legal and professional fees and other expenses. We expect general and administrative expenses to increase as we expand our infrastructure to support our ongoing research and development activities.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2020 as compared to what has been described in our most recent annual consolidated financial statements.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three and six months ended June 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2020 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Revenue from research and collaborations	$12.4	$7.9	$4.5	57%	$20.6	$19.8	$0.8	4%

Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments, and research support and other payments from our licensing and collaboration agreements.

Total revenue increased by $4.5 million in the three months ended June 30, 2020 compared to the same period in 2019. Revenue for the three months ended June 30, 2020 included recognition of a $12.0 million expansion fee resulting from the BMS collaboration agreement amendment, as well as $0.4 million in research support and other payments from our partners. Revenue for the same period in 2019 included $3.5 million for a commercial license option exercise fee received from Daiichi Sankyo, $3.0 million in development milestone payments from our partners, as well as $1.4 million in research support and other payments from our partners.
Total revenue increased by $0.8 million in the six months ended June 30, 2020 compared to the same period in 2019. Revenue for the six months ended June 30, 2020 included recognition of a $12.0 million expansion fee resulting from the BMS collaboration agreement amendment, recognition of a $5.0 million development milestone and $3.6 million in research support and other payments from our partners. Revenue for the same period in 2019 included $8.0 million received from Lilly for achievement of a development milestone upon Lilly’s submission of an IND application, recognition of $3.5 million from deferred revenue relating to the upfront fee received in 2018 from BeiGene under our licensing and collaboration agreement for development of zanidatamab, $3.5 million for a commercial license option exercise fee received from Daiichi Sankyo, $3.0 million for development milestone payments from our partners , as well as $1.8 million in research support and other payments from our partners.

Research and Development Expense

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Research and development expense	$39.2	$23.8	$15.4	65%	$75.7	$41.3	$34.4	83%

Research and development expense increased by $15.4 million and $34.4 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for zanidatamab, an increase in development activity for ZW49, increase in licensing fee expenses as well as an increase in salaries and benefits expense from additional research and development headcount in 2020 as compared to the same periods in 2019. Research and development expense in the three months ended June 30, 2020 included non-cash stock-based compensation expense of $3.2 million comprised of $3.3 million from equity classified equity awards (three months ended June 30, 2019 – expense of $1.5 million) and a $0.1 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (three months ended June 30, 2019 – expense of $1.6 million). Research and development expense in the six months ended June 30, 2020 included non-cash stock-based compensation expense of $3.6 million comprised of $5.5 million from equity classified equity awards (six months ended June 30, 2019 – expense of $2.6 million) and a $1.9 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (six months ended June 30, 2019 – expense of $2.0 million).
General and Administrative Expense

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

General and administrative expense	$13.5	$12.8	$0.7	5%	$21.1	$21.8	$(0.7)	(3)%

General and administrative expense increased by $0.7 million in the three months ended June 30, 2020 and decreased by $0.7 million in the six months ended June 30, 2020 compared to the same periods in 2019. The variances were primarily due to an increase in salaries and benefits expense resulting from an increase in headcount to support our expanding research and development activities and higher insurance expenses offset by lower non-cash stock-based compensation expense in 2020, compared to 2019. General and administrative expense for the three months ended June 30, 2020 includes non-cash stock-based compensation expense of $3.7 million comprised of $4.0 million from equity classified equity awards (three months ended June 30, 2019 – expense of $1.6 million) and a $0.3 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (three months ended June 30, 2019 – expense of $4.8 million). General and administrative expense for the six months ended June 30, 2020 includes non-cash stock-based compensation expense of $0.7 million comprised of $6.5 million from equity classified equity awards (six months ended June 30, 2019 – $3.1 million) and a $5.8 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified equity awards (six months ended June 30, 2019 – expense of $6.1 million).
Other Income (Expense), net

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Other income (expense), net	$1.3	$1.0	$0.3	30%	$6.4	$2.1	$4.3	205%

Other income increased by $0.3 million for the three months ended June 30, 2020 compared to the same period in 2019. Net other income for the three months ended June 30, 2020 included $1.5 million of interest income, which was partially offset by a $0.2 million net foreign exchange loss. Net other income for the three months ended June 30, 2019 primarily included $1.2 million of net interest income, which was partially offset by a $0.2 million net foreign exchange loss.

Other income increased by $4.3 million for the six months ended June 30, 2020 compared to the same period in 2019. Net other income for 2020 included $3.4 million of interest income and a $3.1 million net foreign exchange gain primarily due to revaluation of stock option liabilities denominated in Canadian dollars. Other income for the six months ended June 30, 2019 primarily included $2.5 million of net interest income, which was partially offset by a $0.3 million net foreign exchange loss.

Liquidity and Capital Resources
Sources of Liquidity

Prior to the completion of our IPO, we had financed our operations primarily through private equity placements of our common shares, the issuance of convertible debentures that subsequently converted into equity securities, a private placement of preferred shares and a credit facility.

We closed our IPO on May 3, 2017, pursuant to which we sold 4,894,467 common shares (including the sale of 394,467 common shares to the underwriters upon their partial exercise of their over-allotment option to purchase additional shares on May 31, 2017) for gross proceeds of $63.6 million. We received net cash proceeds of $54.2 million, after underwriting discounts, commissions and offering expenses.

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

As of June 30, 2020, we had $512.0 million in cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(dollars in millions)	2020	2019

Net cash provided by (used in):
Operating activities	$(87.4)	$(34.6)
Investing activities	(124.4)	85.4
Financing activities	303.0	190.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net change in cash and cash equivalents	$91.1	$241.4
Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $87.4 million compared to $34.6 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher expenditures for expansion of our clinical programs and other research and development activities as well as lower receipts from collaboration partners in the form of milestones and research support payments in the six months ended June 30, 2020 compared to the same period in 2019.
Investing Activities
Net cash used in investing activities for the six month period ended June 30, 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $121.8 million. The remaining change was due to acquisition of property and equipment and intangible assets. Net cash provided by investing activities for the six months ended June 30, 2019 related primarily to net redemptions of short-term investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 included net proceeds of $300.9 million from our January 2020 public offering of equity securities, $1.8 million from stock option exercises, and $0.4 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by investing activities for the six months ended June 30, 2019 primarily included net proceeds of $189.0 million from our recent public offering of equity securities, $1.2 million from stock option exercises and $0.2 million from the issuance of common shares in relation to our employee stock purchase plan.
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

In addition, we lease office space in Seattle, Washington for which the lease term expires in February 2022. On February 25, 2019, we entered into a new lease for office space in Seattle and vacated the previous space. The commencement date of this new lease was July 30, 2019 for a portion of the space and June 23, 2020 for the remaining portion of the space. The expiration date of the lease is September 30, 2025.

We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at June 30, 2020 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$30	$14	$14	$11	$27	$96
Operating lease obligations	2,103	3,815	3,785	3,827	19,804	33,334
Total contractual obligations	$2,133	$3,829	$3,799	$3,838	$19,831	$33,430
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
In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2020, the development milestone payments had an estimated fair value of $1.05 million, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2019: $0.98 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.

Outstanding Share Data

As of July 31, 2020, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 45,627,264 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of July 31, 2020, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,015,804 common shares issuable pursuant to 3,015,804 exercisable outstanding stock options, 3,272,012 common shares issuable pursuant to 3,272,012 outstanding options that were not exercisable at that date, and 78,679 outstanding restricted stock units.
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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At June 30, 2020 and December 31, 2019, we had cash, cash equivalents, short-term investments and long-term investments of $512.0 million and $298.9 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe that a hypothetical 10% increase in interest rates or in investment returns would have a material effect on the fair market value of our portfolio or investment income as our investment portfolio is primarily composed of short term investments and our long term investments in debt securities are held to maturity, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At June 30, 2020, our net monetary assets denominated in Canadian dollars were $30.5 million (C$41.7 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $3.1 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the six month period ended June 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
We are currently evaluating zanidatamab in Phase 1 and 2 clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
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

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

COVID-19 has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has had an impact on our research and development activities, it has not caused a significant disruption to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities are being supplemented by support from external contract research organizations to offset the reduced capacity at our lab facilities. Clinical trial activities, including patient enrollment and site activation, have been delayed due to COVID-19. As of the date of this report, these clinical activities are returning to pre-COVID levels. Although the adverse impacts we have experienced to date will likely slow the pace of execution on certain of our preclinical and clinical programs, they have not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak (including future potential waves or cycles), travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets.

If the COVID-19 pandemic worsens or continues for a prolonged period of time, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:

•disruption to and delays in preclinical research activities due to an extended closure or reduced capacity of lab facilities;
•further delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•patients discontinuing their treatment or follow-up visits;
•further delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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
•interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers and strategic partners;
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
•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
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
The Fast Track designations we have received for zanidatamab may not result in faster development, regulatory review or approval process.
If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet needs for this condition, the sponsor may apply for FDA Fast Track designation. If Fast Track designation is obtained, the FDA may prioritize interactions with the sponsor concerning the designated development program and conduct a rolling review of sections of a New Drug Application before the application is complete. The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. Although the FDA has indicated that it intends to resume domestic inspections if health circumstances permit, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
All of our product candidates are still in preclinical or early clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. We believe zanidatamab has been well tolerated in human clinical trials and zanidatamab and ZW49 have demonstrated favorable safety profiles in animals; however, zanidatamab and ZW49 continue to be evaluated in clinical trials. The results of these and future clinical trials may show that zanidatamab, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
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

We may be unable to obtain orphan drug exclusivity in specific indications for zanidatamab or in future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC, GEA and ovarian cancer and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Even if we obtain orphan drug exclusivity for zanidatamab, or for any other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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

In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2018 and 2019 and for the six months ended June 30, 2020 was $36.6 million, $145.4 million and $70.1 million, respectively. As of June 30, 2020, our accumulated deficit was $360.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Management assesses its functional currency to be the U.S. dollar based on management’s analysis of the primary economic environment in which we operate. Our cash, cash equivalents and short term investments are primarily denominated in U.S. dollars. As of June 30, 2020, 6% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. However, if our Canadian-dollar-denominated holdings substantially increase in the future, fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.

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

•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner; and
•strategic partners may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of the COVID-19 pandemic on our strategic partners’ operations or business.
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

Our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely have operations around the world and are exposed to a number of global and regional risks outside of our control. These include, but are not limited to, natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as the current COVID-19 pandemic, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control.

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
As of June 30, 2020, we had 295 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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

In addition, the stock market in general, and the stock of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in increased volatility and decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse effect on the market price of our common stock.
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
Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 37.5% of our outstanding common shares as of June 30, 2020 (27.5% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.4% of our outstanding common shares as of June 30, 2020. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2020, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 670,425 common shares under our equity compensation plan at exercise prices ranging from C$47.87 to C$63.59 and ranging from $35.20 to $44.92 per share, (ii) made an aggregate of 21,451 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $19.54 per share, and (iii) granted certain Canadian employees 44,377 restricted stock units under our equity compensation plan. Such options, shares and restricted stock units were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

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

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

10.1*	First Amendment to Collaboration Agreement, dated May 25, 2020, by and between Zymeworks Inc. and BeiGene, Ltd.

10.2*	Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six month periods ended June 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

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

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	August 5, 2020

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 5, 2020