Form 10-Q
period 2020-09-30
Zymeworks Inc.
filed 2020-11-03
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of October 31, 2020 was 45,829,382.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

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
•unstable market, sociopolitical and economic conditions;
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

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” refer to Zymeworks Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2020

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,120	$128,451
Short-term investments (note 5)	227,737	170,453
Accounts receivable	3,692	2,185
Prepaid expenses and other current assets	11,771	10,741
Total current assets	487,320	311,830
Deferred financing fees	755	650
Long-term investments (note 5)	25,858	—
Long-term prepaid assets	2,217	2,306
Deferred tax asset	1,745	1,218
Property and equipment, net	12,517	11,100
Operating lease right-of-use assets	5,266	5,400
Intangible assets, net	6,397	6,057
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$571,719	$368,205
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$51,327	$35,691
Fair value of liability-classified options (note 12)	43,677	45,569
Current portion of operating lease liability (note 11)	1,872	1,282
Other current liabilities (note 7)	16	10
Total current liabilities	96,892	82,552
Long-term portion of operating lease liability (note 11)	5,979	5,599
Long-term portion of deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,611	1,024
Deferred tax liability	942	408
Total liabilities	139,365	122,524
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at September 30, 2020 and December 31, 2019, respectively; 45,801,804 and 39,564,529 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (note 8b)	715,304	450,210
Additional paid-in capital	157,077	92,839
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(433,368)	(290,709)
Total shareholders’ equity	432,354	245,681
Total liabilities and shareholders’ equity	$571,719	$368,205
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Research and development collaborations (note 9)	$2,643	$7,860	$23,271	$27,667
Operating expenses:
Research and development	53,531	29,251	129,274	70,511
General and administrative	22,806	12,173	43,920	33,937
Impairment on acquired IPR&D	—	—	—	768
Total operating expenses	76,337	41,424	173,194	105,216
Loss from operations	(73,694)	(33,564)	(149,923)	(77,549)
Other income (expense):
Interest income	1,302	1,939	4,660	4,422
Other (expense) income, net (note 10)	(213)	242	2,872	(146)
Total other income, net	1,089	2,181	7,532	4,276
Loss before income taxes	(72,605)	(31,383)	(142,391)	(73,273)
Income tax recovery (expense)	43	908	(268)	80
Net loss and comprehensive loss	$(72,562)	$(30,475)	$(142,659)	$(73,193)

Net loss per common share (note 4):
Basic and diluted	$(1.43)	$(0.70)	$(2.85)	$(2.03)
Weighted-average common shares outstanding (note 4):
Basic and diluted	50,903,633	43,445,379	50,129,181	36,143,113

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of stock options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419
Issuance of common shares on exercise of stock options	29,954	709	—	—	(152)	557
Stock-based compensation	—	—	—	—	7,238	7,238
Net loss	—	—	(38,961)	—	—	(38,961)
Balance at June 30, 2020	45,563,155	$708,319	$(360,806)	$(6,659)	$150,399	$491,253
Issuance of common shares on exercise of stock options	216,127	5,982	—	—	(1,022)	4,960
Issuance of common shares through employee stock purchase plan	22,522	1,003	—	—	—	1,003
Stock-based compensation	—	—	—	—	7,700	7,700
Net loss	—	—	(72,562)	—	—	(72,562)
Balance at September 30, 2020	45,801,804	$715,304	$(433,368)	$(6,659)	$157,077	$432,354

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2019	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of stock options	52,130	549	—	—	(130)	419
Issuance of common shares through employee stock purchase plan	18,681	325	—	—	—	325
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	2,533	2,533
Net loss			(13,641)			(13,641)
Balance at March 31, 2019	32,048,479	$320,948	$(158,913)	$(6,659)	$14,631	$170,007
Issuance of common shares on exercise of stock options	115,298	2,285	—	—	(241)	2,044
Stock-based compensation	—	—	—	—	3,038	3,038
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	7,013,892	117,941	—	—	70,064	188,005
Net loss	—	—	(29,077)	—	—	(29,077)
Balance at June 30, 2019	39,177,669	$441,174	$(187,990)	$(6,659)	$87,492	$334,017
Issuance of common shares on exercise of stock options	133,696	2,827	—	—	(592)	2,235
Issuance of common shares through employee stock purchase plan	24,627	438	—	—	—	438
Stock-based compensation	—	—	—	—	3,310	3,310
Net loss	—	—	(30,475)	—	—	(30,475)
Balance at September 30, 2019	39,335,992	$444,439	$(218,465)	$(6,659)	$90,210	$309,525

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(142,659)	$(73,193)
Items not involving cash:
Depreciation and amortization of property and equipment	2,436	1,573
Amortization of intangible assets	3,066	2,156
Impairment of acquired IPR&D	—	768
Stock-based compensation expense	22,828	20,965
Amortization and impairment of operating lease right-of-use assets	2,253	1,019
Deferred income tax expense (recovery)	8	(171)
Non-cash consideration from licensing agreement	(218)	—
Change in fair value of contingent consideration	68	285
Unrealized foreign exchange (gain) loss	(2,252)	152
Changes in non-cash operating working capital:
Accounts receivable	(1,506)	(2,967)
Prepaid expenses and other current assets	(1,538)	(4,665)
Accounts payable and accrued liabilities	15,117	12,449
Operating lease liabilities	(1,103)	(41)
Deferred revenue	—	(3,530)
Income taxes payable	—	(299)
Net cash used in operating activities	(103,500)	(45,499)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	300,910	188,231
Issuance of common shares on exercise of stock options (note 8e)	4,393	2,687
Issuance of common shares through employee stock purchase plan	1,111	598
Deferred financing fees	(93)	—
Finance lease payments	(37)	(13)
Net cash provided by financing activities	306,284	191,503
Cash flows from investing activities:
Net (purchases) redemptions of short-term investments	(31,100)	74,286
Purchases of long-term investments	(50,500)	—
Acquisition of property and equipment	(3,285)	(4,181)
Acquisition of intangible assets	(1,955)	(7,500)
Net cash (used in) provided by investing activities	(86,840)	62,605
Effect of exchange rate changes on cash and cash equivalents	(275)	30
Net change in cash and cash equivalents	115,669	208,639
Cash and cash equivalents, beginning of period	128,451	42,205
Cash and cash equivalents, end of period	$244,120	$250,844
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$1,817	$6,682
Acquisition of property and equipment in accounts payable and accrued liabilities	$568	$1,056
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except for the new accounting guidance adopted during the period (note 3).
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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

3. Recent Accounting Pronouncements
Initial adoption of new accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted this accounting standard as of January 1, 2020. The adoption of this standard did not have any impact to the Company's consolidated financial statements as credit losses at the transition date were not expected to be significant, based on the evaluation of the financial condition of payment partners, and external market factors.
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

4. Net loss per share
Net loss per share for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders:
Basic and diluted	$(72,562)	$(30,475)	$(142,659)	$(73,193)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted (*)	50,903,633	43,445,379	50,129,181	36,143,113

Net loss per common share — basic and diluted	$(1.43)	$(0.70)	$(2.85)	$(2.03)
(*): Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 public offerings as the warrants are exercisable at any time for nominal cash consideration.

5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”) and term deposits purchased from financial institutions in accordance with the Company’s treasury policy. Short-term GICs and term deposits bear interest at rates of 0.5%-1.7% per annum with original maturities of up to 12 months, are primarily classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at September 30, 2020 consist of GICs and term deposits of $25,140 (December 31, 2019 - $nil) purchased from financial institutions in accordance with the Company’s cash investment policy and other debt and equity securities of $718 (December 31, 2019 - $nil) acquired for strategic purposes or in connection with licensing and collaboration agreements. Long-term GICs and term deposits bear interest at rates of 0.9%-1.6% per annum with original maturities ranging from 12 to 24 months, are classified as held to maturity and are accounted for at amortized cost. Other long-term debt and equity securities are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both September 30, 2020 and December 31, 2019. The Company concluded that there were no impairment indicators related to IPR&D as of September 30, 2020.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2019. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2019, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2020.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Trade payables	$3,129	$5,349
Accrued research expenses	38,965	24,262
Employee compensation and vacation accruals	6,584	5,009
Accrued legal and professional fees	624	231
Other	2,025	840
Total	$51,327	$35,691
Other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Current portion of finance lease liability (note 11)	$16	$10
Total	$16	$10

Other long-term liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Liability for contingent consideration (note 12)	$1,046	$978
Liability for in-licensing agreement	1,450	—
Finance lease liability (note 11)	115	46
Total	$2,611	$1,024

8. Shareholders’ Equity
The number of shares and per share amounts are presented in actual amounts.
a.Equity Offerings
2019 Public Offering
On June 24, 2019, the Company closed an offering pursuant to which the Company sold 7,013,892 common shares including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $18.00 per common share and 4,166,690 Pre-Funded Warrants (note 8d) in lieu of common shares at $17.9999 per Pre-Funded Warrant. Net proceeds were $188,006, after underwriting discounts, commissions and offering expenses of $13,245.
2020 Public Offering
On January 27, 2020, the Company closed a public offering pursuant to which the Company sold 5,824,729 common shares, including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $46.50 per common share and 1,075,271 Pre-Funded Warrants (note 8d) in lieu of common shares at $46.4999 per Pre-Funded Warrant. Net proceeds were $300,912, after underwriting discounts, commissions and offering expenses of $19,938.
b.Authorized
The Company has an unlimited authorized number of voting Common Shares and Preferred Shares without par value.
c.Preferred Shares
As of September 30, 2020 and December 31, 2019, no preferred shares were issued or outstanding.
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
The maximum number of common shares reserved for issuance under the New Plan is 8,654,682, which includes 6,213,926 shares issuable upon exercise of options outstanding as of September 30, 2020. Beginning in 2020 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2020 , the Company granted 82,704 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. The grant date fair value for the RSUs granted in the nine months ended September 30, 2020 was $2,910.
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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,356,413	$16.21	$12.46	6.70	$101,404	$77,807
Granted	398,750	$48.58	$35.66
Exercised	(237,102)	$15.28	$11.47
Forfeited	(49,435)	$27.96	$20.67
Outstanding, September 30, 2020	2,468,626	$21.30	$15.99	6.55	$101,557	$75,769
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,853,346	$15.85	8.66	$84,481
Granted	1,136,800	$36.12
Exercised	(131,471)	$12.78
Forfeited	(113,375)	$18.01
Outstanding, September 30, 2020	3,745,300	$22.05	8.40	$91,925
During the nine months ended September 30, 2020, the Company received cash proceeds of $4,393 from stock options exercised.
The stock options outstanding at September 30, 2020 expire at various dates from December 31, 2020 to September 13, 2030.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity-classified instruments, as well as the financial statement impact of the periodic revaluation of liability-classified equity instruments (note 12), is recorded in research and development expense, general and administrative expense and finance expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense:
Stock-based compensation for equity-classified instruments (*)	$3,555	$1,690	$9,051	$4,324
Change in fair value of liability-classified equity instruments	2,379	888	479	2,856
	$5,934	$2,578	$9,530	$7,180
General and administrative expense:
Stock-based compensation for equity-classified instruments (*)	$4,393	$1,721	$10,890	$4,791
Change in fair value of liability-classified equity instruments	8,195	2,781	2,395	8,908
	$12,588	$4,502	$13,285	$13,699
Finance expense:
Change in fair value of liability-classified equity instruments	49	18	13	86
	$49	$18	$13	$86
(*) Amounts include stock-based compensation expense relating to RSUs of $436 and $939 for the three and nine months ended September 30, 2020, respectively (three and nine months ended September 30, 2019: $nil)

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility	76.2%	73.7%
Risk-free interest rate	0.61%	1.46%
Expected average life of options	6.07 years	6.05 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility	76.6%	72.9%
Risk-free interest rate	0.69%	2.36%
Expected average life of options	6.02 years	6.02 years
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
The weighted-average Black-Scholes option pricing assumptions for liability-classified stock options are as follows:

	September 30, 2020	September 30, 2019
Dividend yield	0%	0%
Expected volatility	85.4%	72.8%
Risk-free interest rate	0.27%	1.47%
Expected average option term	2.95 years	3.56 years
Number of liability-classified stock options outstanding	1,158,677	1,327,334
At September 30, 2020, the unamortized compensation expense related to unvested options was $30,625 (C$41,048). The remaining unamortized compensation expense as of September 30, 2020 will be recognized over a weighted-average period of 1.75 years.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the nine months ended September 30, 2020, the Company recorded compensation expense of $559 (nine months ended September 30, 2019: $232) in research and development expense and general and administrative expense accounts. As of September 30, 2020, total amount contributed by the ESPP participants and not yet settled is $463 (December 31, 2019: $435).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”)
Upfront fee relating to amendment	$—	$—	$12,000	$—
Option exercise fee	—	7,500	—	7,500
BeiGene, Ltd. (“BeiGene”):
Milestone revenue	—	—	5,000	—
Recognition of deferred revenue related to upfront fee	—	—	—	3,530
Eli Lilly and Company (“Lilly”):
Milestone revenue	—	—	—	8,000
Daiichi Sankyo, Co., Ltd (“Daiichi Sankyo”):
Commercial license option fee	—	—	—	3,500
Merck Sharp & Dohme Research Ltd. (“Merck”):
Milestone revenue	—	—	—	2,000
Iconic Therapeutics, Inc. (“Iconic”):
Milestone revenue	—	—	—	1,000
Research support, drug supply and other payments	2,643	360	6,271	2,137
	$2,643	$7,860	$23,271	$27,667
During the nine months ended September 30, 2020, there have not been any material changes to the key terms of the Company's collaboration and license agreements, with the exception of the amendment to the Company's partnership with BMS and a new licensing agreement with Merck as described below. For further information on the terms and conditions of the Company's existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2019.

In July 2020, the Company entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using the Company’s Azymetric and EFECT platforms. The Company is eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
In June 2020, the Company's existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company's EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront fee of $12,000 and all other financial terms were unchanged. The Company's performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the nine months ended September 30, 2020.
In March 2020, the Company recognized milestone revenue of $5,000 under a license and collaboration agreement with BeiGene upon BeiGene's dosing of zanidatamab (formerly known as ZW25) in the first patient in a clinical study in its territory. The Company did not have any performance obligations in relation to this milestone on the date it was achieved. Accordingly, it was recognized as revenue during the nine months ended September 30, 2020.
During the nine months ended September 30, 2019, the Company recognized revenue of $8,000 for achieving a development milestone under a licensing and collaboration agreement with Lilly upon Lilly’s filing of an IND application for a bispecific antibody enabled by the Company's Azymetric platform; $7,500 upon Celgene’s exercise of its commercial license option; $3,500 for Daiichi Sankyo’s exercise of its option to obtain a commercial license with respect to its first Azymetric lead product candidate; and $2,000 and $1,000 for development milestone payments from Merck and Iconic, respectively.
At September 30, 2020, contract assets from research, collaboration and licensing agreements were $nil (December 31, 2019: $nil) and contract liabilities were $32,941 (December 31, 2019: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the Company's licensing and collaboration agreement with BeiGene. During the nine months ended September 30, 2020, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (nine months ended September 30, 2019: $3,530). Amounts not expected to be recognized as revenue in the next twelve months from September 30, 2020 have been classified as long-term deferred revenue.
10. Other income (expense), net
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange (loss) gain	$(148)	$117	$2,910	$(200)
Other	(65)	125	(38)	54
	$(213)	$242	$2,872	$(146)

11. Leases
The Company leases separate office and laboratory space in Vancouver, British Columbia, with terms of each lease expiring in August 2021. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future head office, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than in the fourth quarter of 2021. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in February 2022 and September 2025. None of the optional extension periods have been included in the determination of the right-of-use asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. We also lease office equipment under capital lease agreements.

The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion	$1,872	$1,282
Long-term portion	5,979	5,599
Total operating lease liabilities	7,851	6,881
Finance lease liabilities:
Current portion included in other current liabilities	16	10
Long-term portion included in other long-term liabilities	115	46
Total finance lease liabilities	131	56
Total lease liabilities	$7,982	$6,937
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 was $1,871 and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$2,044
1 to 2 years	1,633
2 to 3 years	1,493
3 to 4 years	1,535
4 to 5 years	1,577
Thereafter	—
Total operating lease payments	8,282
Less:
Imputed interest	(431)
Operating lease liabilities	$7,851
As of September 30, 2020, the weighted average remaining lease term is 4.3 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollars and 2.7% for leases in U.S. dollars.
During the nine months ended September 30, 2020, the Company incurred total operating lease expenses of $2,705 (nine months ended September 30, 2019: $1,961), which included lease expenses associated with fixed lease payments of $2,354 (nine months ended September 30, 2019: $1,859), and variable payments associated with common area maintenance and similar expenses of $352 (nine months ended September 30, 2019: $102).
During the three and nine months ended September 30, 2020, the Company recognized impairment losses of $nil and $667 respectively, on the right of use asset relating to the Company's lease of office space in Seattle which has been vacated.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $24,877 under the terms of the lease for the Company’s future head office, which is expected to commence in September 2021.

The Company also leases office equipment under finance lease agreements. As of September 30, 2020, the maturities of the Company’s finance lease liabilities were as follows:

Finance leases
Within 1 year	$16
1 to 2 years	21
2 to 3 years	22
3 to 4 years	20
4 to 5 years	54
Total finance lease payments	133
Less:
Imputed interest	(2)
Finance lease liabilities	$131

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
The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable and other securities, amounts receivable, accounts payable and accrued liabilities, finance and operating lease obligations, liability-classified stock options and other long-term liabilities.
The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at September 30, 2020, the carrying value of long-term investments in debt securities also approximate their fair values which is comprised of principal investment and accrued interest to date. As quoted prices for the liability classified stock options are not readily available, the Company uses a Black-Scholes pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2020	Level 1	Level 2	Level 3
Liabilities
Liability-classified stock options	$43,677	$—	$—	$43,677
Liability for contingent consideration (note 13)	1,046	—	—	1,046
Total	$44,723	$—	$—	$44,723

	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability-classified stock options	$45,569	$—	$—	$45,569
Liability for contingent consideration (note 13)	978			978
Total	$46,547	$—	$—	$46,547
The following table presents the changes in fair value of the liability-classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability-classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended September 30, 2020	$34,621	$—	$10,623	$(2,364)	$797	$43,677
Nine months ended September 30, 2020	$45,569	$110	$2,887	$(3,139)	$(1,750)	$43,677

The change in fair value of liability-classified stock options for the respective periods are presented within research and development expenses and general and administrative expenses.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended September 30, 2020	$1,046	$—	$1,046
Nine months ended September 30, 2020	$978	$68	$1,046

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
At September 30, 2020, the maximum exposure to credit risk for accounts receivable was $3,692 (December 31, 2019: $2,185) and all accounts receivable are due within the next 12 months. As at September 30, 2020 and December 31, 2019, the Company has not recognized any provision for expected credit losses in relation to accounts receivable.
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
In connection with the Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2020, the contingent consideration had an estimated fair value of $1,046, which has been recorded within other long-term liabilities (December 31, 2019: $978). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
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
Our lead product candidate, zanidatamab (formerly known as ZW25), is a novel bispecific (dual-targeting) antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of zanidatamab may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, single-agent zanidatamab and zanidatamab in combination with chemotherapy have been well tolerated with promising anti-tumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after having received standard of care, including multiple HER2-targeted regimens. Based on these data, we initiated a number of global multicenter Phase 2 clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a registration-enabling trial in patients with previously treated HER2 gene amplified biliary tract cancer (“BTC”), (ii) the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”) in combination with standard of care chemotherapy, and (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance® (palbociclib) and fulvestrant. Our partner, BeiGene, Ltd. (“BeiGene”), has initiated Phase 1b/2 clinical trials evaluating zanidatamab for (i) the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for (ii) the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated as a single agent in several indications including colorectal, endometrial and other HER2-expressing cancers.
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
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates. We have financed our operations primarily through private equity placements, an issuance of convertible debentures, payments received under license and collaboration agreements, government grants and Scientific Research and Experimental Development (“SR&ED”) tax credits and a credit facility as well as our initial public offering (“IPO”) in 2017 and subsequent public offerings in 2018, 2019 and 2020. From inception to September 30, 2020, we received $790.8 million, net of equity issue costs, from private equity placements, the issuance of convertible debt, which subsequently converted into equity securities, our IPO and subsequent public offerings including issuance of pre-funded warrants as well as proceeds from exercises of options and employee stock purchase plans. Payments received from our license and collaboration agreements include upfront fees and milestone payments as well as research support and reimbursement payments through our strategic partnerships and government grants. As of September 30, 2020, we had $497.0 million of cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2020, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2022 and potentially beyond.
We reported a net loss of $142.7 million for the nine months ended September 30, 2020 and through September 30, 2020, we had an accumulated deficit of $433.4 million. We expect that over the next several years we will increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments

COVID-19

The global outbreak of COVID-19 has impacted our research and development activities, but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external contract research organizations to complement the temporarily reduced capacity at our lab facilities. Clinical trial activities, including patient enrollment and site activation, were delayed due to COVID-19, but as of the date of this report have returned to pre-COVID levels. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the duration, scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In October 2020, the first patient was dosed in a Phase 2 investigator-initiated trial designed to evaluate single agent zanidatamab in HER2 overexpressed advanced endometrial cancers and carcinosarcomas. The trial is being conducted by Dr. Vicky Makker at Memorial Sloan Kettering Cancer Center and is expected to enroll up to 25 patients with the primary endpoint of assessing the overall response rate.
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
Licensing and Collaboration Agreements:
In July 2020, we entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using our Azymetric and EFECT platforms. We are eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
In June 2020, our existing collaboration agreement with BMS was amended to expand the license grant to include the use of our EFECT platform for the development of therapeutic candidates and to extend the research term. We received an upfront expansion fee of $12.0 million and all other financial terms were unchanged.

Financing Activities:
On January 27, 2020, we announced the closing of our underwritten public offering which consisted of the issuance of 5,824,729 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 900,000 additional shares, and, in lieu of common shares, to a certain investor, pre-funded warrants to purchase up to 1,075,271 common shares. The common shares were sold at a price to the public of $46.50 per common share and the pre-funded warrants were sold at a price of $46.4999 per pre-funded warrant, for aggregate gross proceeds to the Company of $320.8 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in Canada pursuant to our final prospectus supplement, dated January 22, 2020 (the “Canadian Supplement”), to our Canadian final base shelf prospectus, dated November 18, 2019, and in the United States pursuant to our final prospectus supplement, dated January 22, 2020 (the “U.S. Supplement”, together with the Canadian Supplement, the “Supplements”), to our U.S. automatic shelf registration statement on Form S-3ASR, including a prospectus dated November 5, 2019. The Supplements were filed in Canada and the United States on January 23, 2020.
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
•fees paid to CROs, consultants, subcontractors and other third-party vendors for work performed under our clinical trials and preclinical studies, including but not limited to laboratory work and analysis, database management, statistical analysis, and other activities;
•employee-related expenses such as salaries and benefits;
•stock-based compensation expense related to employees and consultants engaged in research and development activities;
•depreciation of laboratory equipment, computers and leasehold improvements;
•amounts paid to vendors and suppliers for laboratory supplies; and
•overhead expenses such as facilities and other allocated items.
Our research and development expenditures increased to $129.3 million for the nine months ended September 30, 2020, compared to $70.5 million for the nine months ended September 30, 2019. This was primarily due to increases in clinical trial expenditures and associated manufacturing costs for zanidatamab, in other research and discovery activities, and in salaries and benefits expense resulting from an increase in headcount compared to the same period in 2019.
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
Other Income (Expense)
Other income (expense) primarily consists of interest income and foreign exchange gain (loss).

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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2020 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of the outbreak, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.

Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2020 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Revenue from research and collaborations	$2.6	$7.9	$(5.3)	(67)%	$23.3	$27.7	$(4.4)	(16)%

Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments, and research support and other payments from our licensing and collaboration agreements.
Total revenue decreased by $5.3 million in the three months ended September 30, 2020 compared to the same period in 2019. Revenue for the three months ended September 30, 2020 related to research support, drug supply and other payments from our partners. Revenue for the same period in 2019 included $7.5 million recognized upon BMS’s exercise of its commercial license option and $0.4 million in research support payments from our partners.
Total revenue decreased by $4.4 million in the nine months ended September 30, 2020 compared to the same period in 2019. Revenue for the nine months ended September 30, 2020 included recognition of a $12.0 million expansion fee upon amendment of the BMS collaboration agreement, recognition of a $5.0 million development milestone and $6.3 million in research support, drug supply and other payments from our partners. Revenue for the same period in 2019 included $8.0 million received from Lilly for achievement of a development milestone upon Lilly’s submission of an IND application, $7.5 million recognized upon exercise of a commercial license option by BMS, recognition of $3.5 million from deferred revenue relating to the upfront fee received in 2018 from BeiGene under our licensing and collaboration agreement for development of zanidatamab, $3.5 million for a commercial license option exercise fee received from Daiichi Sankyo, $3.0 million for development milestone payments from our partners, as well as $2.2 million in research support and other payments from our partners.
Research and Development Expense

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Research and development expense	$53.5	$29.3	$24.2	83%	$129.3	$70.5	$58.8	83%

Research and development expense increased by $24.2 million and $58.8 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Research and development expense in the three months ended September 30, 2020 included non-cash stock-based compensation expense of $6.0 million comprised of $3.6 million from equity-classified awards (three months ended September 30, 2019 – $1.7 million) and a $2.4 million expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (three months ended September 30, 2019 – $0.9 million). Research and development expense in the nine months ended September 30, 2020 included non-cash stock-based compensation expense of $9.6 million comprised of $9.1 million from equity-classified awards (nine months ended September 30, 2019 – $4.3 million) and a $0.5 million expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (nine months ended September 30, 2019 – $2.9 million). Excluding stock-based compensation expense, research and development expense increased by $20.9 million and $56.4 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for zanidatamab as well as an increase in salaries and benefits expense resulting from a higher headcount in 2020 compared to the same periods in 2019. Expenses also increased during these periods for higher development activity for ZW49 and an increase in licensing and milestone payments.

General and Administrative Expense

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

General and administrative expense	$22.8	$12.2	$10.6	87%	$43.9	$33.9	$10.0	29%

General and administrative expense increased by $10.6 million and $10.0 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. General and administrative expense for the three months ended September 30, 2020 includes non-cash stock-based compensation expense of $12.6 million comprised of $4.4 million expense from equity-classified awards (three months ended September 30, 2019 – $1.7 million) and a $8.2 million expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (three months ended September 30, 2019 – $2.8 million). General and administrative expense for the nine months ended September 30, 2020 includes non-cash stock-based compensation expense of $13.3 million comprised of $10.9 million from equity-classified awards (nine months ended September 30, 2019 – $4.8 million) and a $2.4 million expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (nine months ended September 30, 2019 – $8.9 million). Excluding stock-based compensation expense, general and administrative expense increased by $2.5 million and $10.4 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This was primarily due to an increase in salaries and benefits expense resulting from an increase in headcount to support our expanding research and development activities and higher insurance expense in 2020, compared to the same periods in 2019.

Other Income (Expense), net

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
(dollars in millions)	2020	2019	$	%	2020	2019	$	%

Other income (expense), net	$1.1	$2.2	$(1.1)	(50)%	$7.5	$4.3	$3.2	74%

Other income decreased by $1.1 million for the three months ended September 30, 2020 compared to the same period in 2019. Net other income for the three months ended September 30, 2020 included $1.3 million of interest income, which was partially offset by a $0.1 million net foreign exchange loss. Net other income for the three months ended September 30, 2019 primarily included $1.9 million of interest income and $0.1 million net foreign exchange gain.
Other income increased by $3.2 million for the nine months ended September 30, 2020 compared to the same period in 2019. Net other income for 2020 included $4.7 million of interest income and a $2.9 million net foreign exchange gain primarily due to the revaluation of stock option liabilities denominated in Canadian dollars. Other income for the nine months ended September 30, 2019 primarily included $4.4 million of interest income, which was partially offset by a $0.2 million net foreign exchange loss.

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
We completed a subsequent public offering on June 11, 2018, pursuant to which we sold 6,210,000 common shares (including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option) for gross proceeds of $97.8 million. We received net proceeds of $90.8 million, after underwriting discounts, commissions and offering expenses.
We completed a subsequent public offering on June 24, 2019 pursuant to which we sold (i) 7,013,892 common shares (including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 4,166,690 pre-funded warrants in lieu of common shares. We received gross proceeds of $201.3 million and net cash proceeds of $188.0 million, after underwriting discounts, commissions and offering expenses.
We completed a subsequent public offering on January 27, 2020 pursuant to which we sold (i) 5,824,729 common shares (including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 1,075,271 pre-funded warrants in lieu of common shares. We received gross proceeds of $320.8 million and net cash proceeds of $300.9 million, after underwriting discounts, commissions and estimated offering expenses.
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
As of September 30, 2020, we had $497.0 million in cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019

Net cash provided by (used in):
Operating activities	$(103.5)	$(45.5)
Investing activities	(86.8)	62.6
Financing activities	306.3	191.5
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net change in cash and cash equivalents	$115.7	$208.6
Operating Activities
During the nine months ended September 30, 2020, cash used in operating activities was $103.5 million compared to $45.5 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher expenditures for the expansion of our clinical trial activities and associated drug manufacturing costs for zanidatamab, as well as other research and development activities in the nine months ended September 30, 2020 compared to the same period in 2019. This was partially offset by an increase in receipts from collaboration partners in the form of milestones and research support payments in the nine months ended September 30, 2020.
Investing Activities
Net cash used in investing activities for the nine month period ended September 30, 2020 was primarily related to purchases of short and long-term investments in marketable securities. We invested a significant portion of the proceeds from our January 2020 public offering in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $81.6 million. The remaining change was due to acquisition of property and equipment and intangible assets. Net cash provided by investing activities for the nine months ended September 30, 2019 related primarily to net redemptions of short-term investments which was partially offset by acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 included net proceeds of $300.9 million from our January 2020 public offering of equity securities, $4.4 million from stock option exercises, and $1.1 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by investing activities for the nine months ended September 30, 2019 included net proceeds of $188.2 million from our June 2019 public offering of equity securities, $2.7 million from stock option exercises and $0.6 million from the issuance of common shares in relation to our employee stock purchase plan.

Contractual Obligations and Contingent Liabilities
Lease Commitments
We lease separate office and laboratory space in Vancouver, British Columbia, with terms of each lease expiring in August 2021. We entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than in the fourth quarter of 2021. This lease has an initial term of ten years, with two five-year extension options.
In addition, we lease office space in Seattle, Washington for which the lease terms expire in February 2022 and September 2025, respectively.

We also lease office equipment under capital lease agreements. Future minimum lease payments under the non-cancellable operating leases and capital leases at September 30, 2020 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$16	$21	$22	$20	$54	$133
Operating lease obligations	2,239	3,985	3,845	3,895	19,195	33,159
Total contractual obligations	$2,255	$4,006	$3,867	$3,915	$19,249	$33,292
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
In connection with our acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2020, the development milestone payments had an estimated fair value of $1.0 million, which has been recorded as contingent consideration within other long-term liabilities (December 31, 2019: $1.0 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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

Outstanding Share Data
As of October 31, 2020, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 45,829,382 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of October 31, 2020, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,103,689 common shares issuable pursuant to 3,103,689 exercisable outstanding stock options, 3,117,368 common shares issuable pursuant to 3,117,368 outstanding options that were not exercisable at that date, and 82,704 outstanding restricted stock units.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At September 30, 2020 and December 31, 2019, we had cash, cash equivalents, short-term investments and long-term investments of $497.0 million and $298.9 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe that a hypothetical 10% increase in interest rates or in investment returns would have a material effect on the fair market value of our portfolio or investment income as our investment portfolio is primarily composed of short term investments and our long term investments in debt securities are held to maturity, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar as most of our revenues and operating expenses are denominated in U.S. dollars. We incur certain operating expenses in Canadian dollars and accordingly, are subject to foreign currency transaction risk. We do not use derivative instruments to hedge exposure to foreign currency transaction risk due to the low volume of transactions denominated in Canadian dollars and other foreign currencies. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.
At September 30, 2020, our net monetary assets denominated in Canadian dollars were $26.4 million (C$35.3 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $2.7 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the nine month period ended September 30, 2020.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
The design or execution of a clinical trial can determine whether its results will support regulatory approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our strategic partners may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-

marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
COVID-19 has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has had an impact on our research and development activities, it has not caused a significant disruption to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external contract research organizations to complement the temporarily reduced capacity at our lab facilities. Clinical trial activities, including patient enrollment and site activation, were delayed due to COVID-19, but as of the date of this report have returned to pre-COVID levels. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

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

In addition, COVID-19 could result in the continued significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. COVID-19 has resulted in heightened financial market volatility that has impacted the value of our common shares since the outbreak began. Such financial market volatility may continue and the value of our common shares may be adversely impacted.

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

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA postponed most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. In July 2020, the FDA announced plans to resume domestic on-site inspections in accordance with the FDA’s newly developed Advisory Rating system, which will assess a state’s phase of reopening and the current intensity and risk of COVID-19 infections in order to identify which regulatory activities may occur in a given geographic region. If another prolonged government shutdown occurs, or if global health concerns require the FDA or other regulatory authorities to suspend their regular inspections, reviews, or other regulatory activities again, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses personal health information in violation of HIPAA requirements, criminal penalties may also be imposed. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Although drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means our obligations under the CCPA could evolve in the near future, which may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states, which could similarly increase our compliance obligations and costs in the future.

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

The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal data in the EEA. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal data. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition.

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal data from the EEA to the United States. Therefore, the Privacy Shield no longer qualifies as an appropriate safeguard for transfers of personal data from the EEA to the United States. and any transfers made on the basis of the Privacy Shield could attract regulatory scrutiny and penalties for non-compliance. While the Standard Contractual Clauses remain a valid mechanism to transfer personal data to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal data is transferred offer a level of data protection that is essentially equivalent to the EEA. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal data from the EEA to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal data from the EEA to the United States, we may not be able to implement an appropriate data transfer mechanism to continue such international transfers of data.

Separate from, and in addition to, the GDPR requirements, certification requirements for the hosting of health data will vary by jurisdiction (and may or may not apply to hosts of health data). To the extent we operate in various EEA countries, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, France requires hosts of health data to obtain a prior certification with the competent certification body.

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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. There have been judicial, Congressional and executive branch challenges to certain aspects of the PPACA and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Act, signed into law in 2017, effectively repealed the individual health insurance mandate, which is considered a key component of the PPACA. In addition, there is currently litigation pending in federal court in the United States regarding the constitutionality of the PPACA and the individual mandate. This and other ongoing challenges to the PPACA and new legislative proposals have resulted in uncertainty regarding the PPACA’s future viability and destabilization of the health insurance market.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products. In addition, President Trump and the Secretary of the U.S. Department of Health and Human Services (“HHS”) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers’ out-of-pocket costs. Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Both the U.S. Congress and state legislatures are considering and have proposed various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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
•HIPAA established the federal offense of health care fraud, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2018 and 2019 and for the nine months ended September 30, 2020 was $36.6 million, $145.4 million and $142.7 million, respectively. As of September 30, 2020, our accumulated deficit was $433.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Unstable market, sociopolitical and economic conditions may have serious adverse consequences on our business and financial condition.
Global credit and financial markets experienced extreme disruptions at various points over in the past several years, including most recently in connection with the COVID-19 pandemic, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about sociopolitical and economic stability. If the disruption in credit and financial markets and deterioration of confidence in economic conditions in connection with COVID-19 continues, of it another such disruption occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current strategic partners, service providers, manufacturers and other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.
We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.
Management assesses its functional currency to be the U.S. dollar based on management’s analysis of the primary economic environment in which we operate. Our cash, cash equivalents and short term investments are primarily denominated in U.S. dollars. As of September 30, 2020, 5% of our cash and cash equivalents and short-term investments was denominated in Canadian dollars. However, if our Canadian-dollar-denominated holdings substantially increase in the future, fluctuations in U.S. dollar and Canadian dollar exchange rates could result in a material increase in reported expenses relative to revenue, and therefore could cause our operating income (expense) to appear to decline materially. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-Canadian currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common shares could be adversely affected.
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
Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.
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

Additionally, the PPACA also included the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals and, effective in 2022, advanced practice nurses and physician assistants, or to entities or individuals at the request of, or designated on behalf of, such persons and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to comply with required reporting requirements could subject applicable manufacturers and others to substantial civil money penalties.
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
As of September 30, 2020, we had 325 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
We are governed by the BCBCA and our principal place of business is in Canada. One of our directors and certain of our officers, as well as certain experts named in our Annual Report on Form 10-K, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such director, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.
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
Our principal shareholders, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 42.5% of our outstanding common shares as of September 30, 2020 (32.0% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.6% of our outstanding common shares as of September 30, 2020. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including but not limited to the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2020, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 723,425 common shares under our equity compensation plan at exercise prices ranging from C$41.29 to C$63.59 and ranging from $35.20 to $44.92 per share, (ii) made an aggregate of 23,786 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase prices of $19.54 to $30.66 per share, and (iii) granted certain Canadian employees 44,377 restricted stock units under our equity compensation plan. Such options, shares and restricted stock units were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine month periods ended September 30, 2020 and 2019 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	November 3, 2020

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 3, 2020