Form 10-K
period 2020-12-31
Zymeworks Inc.
filed 2021-02-24
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission file number: 001-38068
_________________________
ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)
_________________________

British Columbia,	Canada	98-1398788
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
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
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE was approximately $1,323.6 million.
The number of outstanding common shares of the registrant, no par value per share, as of February 22, 2021 was 46,135,906.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

•the Fast Track and Breakthrough Therapy designations for any of our product candidates may not expedite regulatory review or approval;
•the U.S. Food and Drug Administration (the “FDA”) may not accept data from trials we conduct outside the United States;
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
•our ability to face significant competition, including biosimilar products;
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

•our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud- based software platforms;
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
Except as otherwise indicated, references in this Annual Report on Form 10-K to “Zymeworks,” the “Company,” “we,” “us” and “our” refer to Zymeworks Inc. and its consolidated subsidiaries.

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
Our lead product candidate, zanidatamab (formerly known as ZW25), is a novel bispecific (dual-targeting) antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of zanidatamab may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, monotherapy zanidatamab and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after having received standard of care, including multiple HER2-targeted regimens. Based on these data, we initiated a number of global multicenter Phase 2 clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a pivotal trial in patients with previously treated HER2 gene amplified biliary tract cancer (“BTC”), (ii) the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”) in combination with standard of care chemotherapy, and (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance® (palbociclib) and fulvestrant. Our partner, BeiGene, Ltd. (“BeiGene”), has initiated Phase 1b/2 clinical trials evaluating zanidatamab for (i) the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for (ii) the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated in several indications including colorectal, endometrial and other HER2-expressing cancers.
Our second product candidate, ZW49, combines the unique design of zanidatamab with our ZymeLink antibody-drug conjugate (“ADC”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed ZW49 to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and antitumor activity of ZW49 began in 2019.
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
Our key priorities to achieve this goal are to:
•complete enrollment of zanidatamab pivotal trial in second-line HER2-amplified BTC;
•launch zanidatamab pivotal trial in first-line HER2-positive GEA and present supporting Phase 2 clinical data;
•present data to support zanidatamab breast cancer development strategy;
•advance ZW49 into and complete cohort expansion; and
•present data from new therapeutic programs and technology platforms.
Product Candidate Pipeline and Advanced Preclinical and Discovery Programs
We currently have two lead product candidates in clinical development and several product candidates in preclinical development that leverage our multiple therapeutic platforms to address areas of significant unmet medical need. Our lead product candidates, zanidatamab and ZW49, utilize the Azymetric platform to address patient populations with all levels of HER2 expression, including those with lower HER2-expressing tumors. We are also actively advancing a diverse set of preclinical and discovery programs, which leverage one or more of our proprietary therapeutic platforms to create a deep pipeline of well-differentiated product candidates for oncology and other therapeutic areas.
The table below summarizes our current product candidate pipeline.
The table below summarizes the therapeutic class of our preclinical and advanced discovery programs.

The table below summarizes the stage of each of our partners’ most advanced publicly disclosed program.
Zanidatamab: HER2-Targeted Bispecific Antibody
Overview
Zanidatamab, our lead product candidate currently being evaluated in Phase 1, Phase 2, and pivotal clinical trials in the United States, Canada, Europe, and South Korea, is based on our Azymetric platform. It is a bispecific antibody that can simultaneously bind two non-overlapping epitopes, known as biparatopic binding, of HER2 resulting in dual HER2 signal blockade, increased antibody binding, receptor clustering, removal of HER2 protein from the cell surface, and potent effector function. These combined mechanisms of action have led to activity in preclinical models of breast cancer, including trastuzumab-resistant (currently branded as Herceptin) high HER2-expressing tumors, as well as in tumors with lower levels of HER2 expression. Approximately 81% of patients with HER2-expressing breast cancer and 57% of patients with HER2-expressing gastric and gastroesophageal junction cancer have tumors that express low to intermediate levels of HER2, making them ineligible for treatment with currently approved HER2-targeted therapies, such as Herceptin and Perjeta. In addition, multiple other cancers, including BTC, colorectal, pancreatic, prostate, endometrial, ovarian, bladder, salivary gland, and non-small cell lung cancer, express HER2 at varying levels. Therefore, there is a significant unmet need for HER2-targeted agents that can effectively treat these patients.
We are developing zanidatamab as a foundational HER2-targeted therapy for patients with solid tumors that overexpress HER2. We believe that zanidatamab has the potential to expand the opportunity for HER2-targeted therapies to include additional tumor types and tumors with lower HER2 expression levels as well as displace currently approved HER2-targeted therapies in several indications.
Potential Advantages of Zanidatamab
Zanidatamab’s biparatopic binding mode increases the number of antibodies bound to HER2 receptors at the cell surface relative to monospecific antibodies and promotes receptor clustering and internalization.
Zanidatamab mediates its therapeutic effect on HER2-expressing tumors through multiple mechanisms of action, including:
•cross-linked trans HER2 binding and HER2 receptor clustering;
•enhanced antibody internalization and HER2 downregulation;
•increased maximum binding density and potent effector function-mediated cytotoxicity; and
•enhanced blockade of ligand-dependent and ligand-independent tumor growth.

Clinical Development of Zanidatamab
A first-in-human Phase 1 clinical trial for zanidatamab commenced in September 2016, consisting of three segments. We have completed Part 1, the dose escalation segment, and identified the Phase 2 recommended dose and schedule of zanidatamab as 20 mg/kg every other week. Part 2 and Part 3 of the Phase 1 clinical trial are underway and consist of five expansion cohorts that span HER2 High breast cancer, HER2 High gastric cancer, HER2 Intermediate breast cancer, HER2 Intermediate gastric cancer, and other HER2 gene amplified cancers to evaluate zanidatamab as both a monotherapy (Part 2) and in combination with standard of care chemotherapy (Part 3).Zanidatamab has been well tolerated with promising antitumor activity both as monotherapy and in combination with several types of chemotherapy in patients with heavily pre-treated HER2-expressing cancer that progressed after standard of care, including multiple HER2-targeted regimens. Based on these data, we initiated a number of global multicenter Phase 2 clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a pivotal in patients with previously treated HER2 gene amplified BTC, (ii) the first-line treatment of HER2-positive metastatic GEA in combination with standard of care chemotherapy, and (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance® (palbociclib) and fulvestrant. Our partner, BeiGene, has initiated Phase 1b/2 clinical trials evaluating zanidatamab for (i) the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for (ii) the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated as monotherapy in several indications including colorectal, endometrial and other HER2-expressing cancers.

In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium for HER2-expressing GEA patients who received zanidatamab either as monotherapy (n=35) or in combination with chemotherapies (n=28). The groups had a median of two to three (range 0-7) prior therapies, with a high percentage (88-91%) having received prior HER2-targeted therapies. In 33 response-evaluable patients who received zanidatamab as monotherapy (10 mg/kg weekly or 20 mg/kg every two weeks), the objective response rate (ORR) was 39% (13/33), 11 (33%) of which were confirmed by a subsequent scan. The disease control rate (DCR) was 61% (20/33) and median duration of response (DOR) was six months. In ten response-evaluable patients who received zanidatamab (20 mg/kg every two weeks) plus paclitaxel, the ORR was 60% (6/10), five (50%) of which were confirmed by a subsequent scan including one patient who experienced a complete response. The DCR was 90% (9/10) for this group. In 14 response-evaluable patients who received zanidatamab (20 mg/kg every two weeks or 30 mg/kg every three weeks) plus capecitabine, the confirmed ORR was 57% (8/14) and the DCR was 71% (10/14). Overall, the median DOR for zanidatamab plus chemotherapy was 8.9 months and the median progression-free survival (PFS) was 5.6 months with eight (29%) patients still on study at the time of data cut-off.

At the 2021 ASCO Gastrointestinal Cancers Symposium, we also presented data from 21 patients diagnosed with HER2-amplified BTC who received zanidatamab at the recommended dose of 20 mg/kg every two weeks. Patients received a median of two (range 1-8) prior therapies and five (24%) of the patients were previously treated with the HER2-targeted therapy trastuzumab. Zanidatamab was well tolerated and demonstrated durable antitumor activity in these patients. The confirmed ORR in trastuzumab-naïve patients was 47% (7/15) and overall ORR was 40% (8/20). The overall DCR was 65% (13/20), and median DOR was 7.4 months with several patients still on study at the time of data cut-off.
Overall, in our Phase 1 study, zanidatamab has been well tolerated. The majority of treatment-related adverse events were mild or moderate (Grade 1 or 2) in severity, and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments. We are currently evaluating zanidatamab in the following clinical trials:
•NCT02892123 – Phase 1 study to evaluate the maximal tolerated dose, optimal biological dose or other recommended dose, and overall safety and tolerability of zanidatamab in patients with unresectable locally advanced and/or metastatic HER2-expressing cancers.
•NCT03929666 – A multicenter, global, Phase 2, open-label, two-part, first-line study to investigate the safety, tolerability, and antitumor activity of zanidatamab plus physician’s choice of combination chemotherapy in HER2-expressing GEA. Eligible patients include those with unresectable locally advanced, recurrent or metastatic HER2-expressing GEA.
•NCT04224272 – A multicenter, global, Phase 2, open-label, two-part study. Part one of the study will evaluate the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the recommended doses of zanidatamab and palbociclib. Part two of the study will evaluate antitumor activity at the recommended dose level.
•NCT04466891 – A multicenter, pivotal, open-label, single-arm trial evaluating the antitumor activity of zanidatamab monotherapy in patients with HER2-amplified, inoperable and advanced or metastatic BTC, including intra-hepatic cholangiocarcinoma, extra-hepatic cholangiocarcinoma, and gallbladder cancer.

In addition, we are planning to evaluate zanidatamab plus chemotherapy vs Herceptin® plus chemotherapy in a pivotal trial in first-line GEA. We also plan to explore zanidatamab in combination with chemotherapy in HER2 expressing neoadjuvant breast cancer, in colorectal cancer, and in combination with other immune-oncology and targeted-therapy drugs.
Zanidatamab has been granted Breakthrough Therapy designation by the FDA for patients with previously-treated HER2 gene-amplified BTC as well as two Fast Track designations, one for previously treated or recurrent HER2-positive BTC and another for first-line GEA in combination with standard of care chemotherapy. Zanidatamab also received Orphan Drug designation for the treatment of BTC, GEA and ovarian cancers in the United States and for gastric cancer in the European Union.
ZW49: HER2-Targeted Bispecific ADC
Overview
ZW49, our second product candidate, is currently being evaluated in a Phase 1 clinical trial. It is a biparatopic anti-HER2 ADC developed based on Zymeworks’ proprietary Azymetric and ZymeLink platforms and combines the unique design of zanidatamab with a proprietary ZymeLink cytotoxin and cleavable linker. We are developing ZW49 as a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression, especially for patients whose tumors have progressed or are refractory to HER2-targeted agents and those that express lower levels of HER2 and are ineligible for treatment with HER2-targeted therapies including T-DM1.
Potential Advantages of ZW49
ZW49 combines the Azymetric biparatopic anti-HER2 antibody zanidatamab with our proprietary ZymeLink cytotoxin and cleavable linker. Our cytotoxin destabilizes tubulin, a protein necessary for cell division, and therefore kills rapidly dividing cancer cells. In preclinical models, compared to certain approved HER2-targeted therapies, ZW49 mediates a superior therapeutic effect on HER2-expressing tumors through multiple potential mechanisms, including:
•increased maximum HER2 binding density;
•unique biparatopic-induced HER2 receptor clustering;
•increased HER2-mediated ADC internalization; and
•enhanced toxin-mediated cytotoxicity and tumor growth inhibition.
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
Clinical Development of ZW49
We are currently evaluating ZW49 as a monotherapy in a non-randomized, open-label Phase 1 clinical trial in patients with HER2 High breast, gastric and other HER2-expressing cancers, whose disease has progressed after all standard of care therapies. The primary objective of the Phase 1 clinical trial is to characterize the safety, tolerability, pharmacokinetics and maximum tolerated dose of ZW49. The secondary objectives for the trial include evaluation of preliminary antitumor activity of ZW49, as well as an exploration of potential biomarkers of response. Based upon the observed safety and activity, subsequent development may focus on patients with HER2 High breast cancer, HER2 High gastric cancer, other HER2 High cancers, as well as cancers with lower levels of HER2 expression, including breast cancer.In January 2021, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study. In 35 patients who have received ZW49 across all dosing regimens, there have been no dose limiting toxicities, no treatment-related hematologic, pulmonary, or liver toxicity, and no treatment-related deaths. Over 90% of treatment-related adverse events have been mild or moderate (Grade 1 or 2) in severity, with the most common being keratitis, fatigue, and diarrhea, which have been reversible and manageable in an outpatient setting. There have been no discontinuations due to treatment-related adverse events, and the maximum tolerated dose has not yet been established. ZW49 has demonstrated antitumor activity at all dose levels evaluated in the once every three week regimen including confirmed partial responses and stable disease per RECIST 1.1. Dose escalation is continuing at 3 mg/kg once every three weeks. Three indication-specific expansion cohorts (HER2-positive breast cancer, HER2-positive GEA, and a basket cohort of other HER2-positive cancers) utilizing the 2.5 mg/kg once every three week regimen have also been initiated to better ascertain antitumor activity in more homogeneous patient populations.

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
Strategic Partnerships and Collaborations
Our novel therapeutic candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships, including with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our therapeutic candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary Azymetric, EFECT, and/or ZymeLink therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our existing collaboration agreements, we have received $218.0 million to date in the form of non-refundable upfront payments and milestone payments, and we are also eligible to receive up to $2.8 billion in preclinical and development milestone payments and $5.8 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms. Our strategic partnerships include the following:
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
In July 2020, we entered into a second licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using our Azymetric and EFECT platforms. We are eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
Lilly
In December 2013, we entered into a licensing and collaboration agreement with Lilly, under which Lilly has the right to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $52.0 million for various license and milestone payments. To date, we have received an upfront payment of $1.0 million and research and development related payments of $3.0 million, and we are eligible to receive additional development milestone payments of up to $8.0 million and commercial milestone payments of up to $40.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly is solely responsible for the further research, development, manufacturing, and commercialization of the products.
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
BeiGene
In November 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of zanidatamab and ZW49 in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, we also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of our Azymetric and EFECT platforms.

Zanidatamab & ZW49
For the research, development and commercialization licenses to zanidatamab and ZW49, we received an upfront payment of $40.0 million in 2018. In aggregate for both zanidatamab and ZW49, we are also eligible to receive development and commercial milestone payments of $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. We received a payment of $5.0 million in relation to this milestone. Also, in November 2020, BeiGene dosed the first patient in South Korea in a pivotal, single-arm clinical trial of zanidatamab monotherapy in patients with advanced or metastatic HER2-amplified BTC. We received a payment of $10.0 million in relation to this milestone.
Under the agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all of the development and commercialization costs in their own territories.
Azymetric & EFECT Platforms
In 2018, we received an upfront payment of $20.0 million for the development and commercialization licenses of up to three bispecific antibody therapeutics using our Azymetric and EFECT platforms. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.
Iconic
In May 2019, we entered into a license agreement with Iconic to develop and commercialize its antibody-drug conjugate (ICON-2) targeting Tissue Factor, generated through the use of our ZymeLink platform. Under the terms of this agreement, we granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. In December 2020, Iconic licensed ICON-2 to Exelixis, Inc. and under our agreement with Iconic, we received a share of the $20.0 million option fee paid to Iconic by Exelixis, and we are eligible to receive a share of all future revenue received by Iconic, as well as tiered royalties on worldwide sales. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products.
Intellectual Property
Our business success will depend significantly on our ability to:
•secure, maintain and enforce patent and other proprietary protection for our core technologies, inventions and know-how;
•obtain and maintain licenses to key third-party intellectual property owned by such third parties;
•preserve the confidentiality of our trade secrets; and
•operate without infringing upon valid, enforceable third-party patents and other rights.
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

As of December 31, 2020, our patent portfolio consists of 62 active patent families. Of these, 16 families relate to our key product candidates and programs including zanidatamab, ZW49 and our therapeutic platform technology. The remaining 46 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. One of our patent families is exclusively licensed from a third party. Two of our patent families are co-owned with VAR2 Pharmaceuticals ApS, one patent family is co-owned with the National Research Council Canada, and one patent family is co-owned with the Provincial Health Services Authority and University of Victoria Industry Partnerships. None of the licensed or co-owned patent families relate to our therapeutic platforms or our lead product candidates, zanidatamab and ZW49, and they are not material to our business. As of December 31, 2020, we have 133 issued patents, 38 of which are U.S. patents.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms.
•    We own the zanidatamab and ZW49 patent portfolio. Zanidatamab is covered by an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is now in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of zanidatamab, and if issued, is expected to expire in 2034, absent any adjustments or extensions. One U.S. patent has issued. An additional PCT application in the national phase in Australia, Canada, Europe, Japan and the United States is directed to treatment methods using zanidatamab.
•    We have filed a PCT application covering ZW49 composition of matter and methods of making and using ZW49, which is now in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. Corresponding applications were filed in Argentina and Taiwan that are not part of the PTC. Any patents that issue from national phase filings are expected to expire in 2039, absent any adjustments or extensions.
•    Both zanidatamab and ZW49 are also protected by our two patent families relating to the Azymetric Fc, as described below. ZW49 is also protected by one of the ZymeLink patent families, as described below.
Therapeutic Platform Technology Portfolio
The therapeutic platform technology portfolio includes biological formats and variants thereof, including the Azymetric platform, the ZymeLink platform, the EFECT platform, and specific applications, manufacturing methods and assays related to the platform constructs and underlying computational chemistry.
•Azymetric: We own a portfolio of six patent families relating to the Azymetric platform for engineering Fc and Fab constructs for the development of bispecific antibodies.
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
•ZymeLink: We own the ZymeLink patent portfolio relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. Two PCT applications are in the national phase in key jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, South Africa and the United States, and are directed to novel hemiasterlin toxin derivatives, novel linker compositions, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions, one of which has issued in the United States. An additional PCT application is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates and is in the national phase in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Two U.S. patents have issued. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.
•EFECT: The EFECT platform for engineering Fc constructs with modulated FcgR-binding and Fc effector function is protected by two PCT patent applications that we own, both of which are in the national stage with one application pending or issued in Australia, Canada, Mexico and the United States and the other pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Russia and the United States. One patent has issued in the United States. These patent families are directed to compositions of matter and methods of making Fc constructs with altered FcgR-binding and Fc effector function; if issued, they are expected to expire between 2031 and 2034, absent any adjustments or extensions. We have also filed a U.S. provisional application relating to Fc modifications that modulate other aspects of Fc effector function.
•Computational Chemistry: We own a portfolio of 13 families of computational chemistry patents and patent applications that relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Eleven of these patents have issued in the United States. Any patents that issue from these families are expected to expire between 2027 and 2035, absent any adjustments or extensions.
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
Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For zanidatamab, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 clinical trial and to initiate planned Phase 2 clinical trials. For ZW49, we have sufficient cGMP-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 clinical trial.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (“EMA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
Zanidatamab and ZW49 are being developed for patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Competing approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s (“Roche”) Herceptin, Perjeta, Phesgo, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, AstraZeneca PLC (“AstraZeneca”) / Daiichi Sankyo’s Enhertu, Seagen Inc.’s Tukysa, MacroGenics, Inc.’s Margenza, and various trastuzumab biosimilars. None of these drugs have been approved to treat tumors expressing low levels of HER2.
The FDA and corresponding regulatory authorities will ultimately review our clinical results and determine whether our product candidates are effective. No regulatory agency has made any such determination that any of our product candidates are effective for use by the general public for any indication.
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Our ADC product candidates are comprised of both a drug product and a biologic product, and will therefore be subject to regulation in the United States as combination products. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our ADCs, we believe that the primary mode of action is attributable to the biologic component of the product. Thus, our product candidates are regulated as therapeutic biologics, with the FDA’s Center for Drug Evaluation and Research having primary jurisdiction over premarket development.
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

U.S. Biological Products Development Process
The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices (“GLP”);
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practice (“cGCP”) regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or noncompliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.
•submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
Human clinical trials are typically conducted in sequential phases that may overlap or be combined:
•Phase 1. The biological product candidate is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labelling.
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
The FDA also may designate a product as a Breakthrough Therapy if it is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically important endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as a Breakthrough Therapy by the FDA can also be eligible for accelerated approval. The FDA has granted Breakthrough Therapy designation for zanidatamab in HER2 gene-amplified BTC patients who have received prior systemic chemotherapy.
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

Orphan Drug Designation
The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants Orphan Drug Designation to the product for that use. Zanidatamab has been granted Orphan Drug Designation for the treatment of BTC, GEA and ovarian cancer by the FDA.
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
Canadian Review and Approval Process
In Canada, our biologic product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada. Health Canada regulates, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, post-approval monitoring, marketing and import and export of pharmaceutical products. Drug approval laws require licensing of manufacturing facilities, carefully controlled research and testing of products, and government review and approval of experimental results prior to giving approval to sell drug products, including biologic drug products. Regulators also typically require that rigorous and specific standards such as cGMP, GLP and cGCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
The principal steps required for drug approval in Canada is as follows:
Preclinical Toxicology Studies and Clinical Trials
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
New Drug Application
Upon successful completion of Phase 3 clinical trials, the company sponsoring a new drug then assembles all the preclinical and clinical data and other testing relating to the product’s pharmacology, chemistry, manufacture, and controls, and submits it to Health Canada as part of a New Drug Submission (“NDS”). The NDS is then reviewed by Health Canada for approval to market the drug.
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
Even if Health Canada approves a product candidate, it may limit the approved indications for use of the product candidate, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms.
Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher-risk biologics, each lot is tested before being released for sale in Canada. Moderate-risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and the testing regime for a biologic may be altered at any time.
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
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on pricing and the availability of coverage and adequate reimbursement from third-party payors. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Third-party payors may attempt to control costs by limiting coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication, requiring pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies, and by limiting the amount of reimbursement for particular procedures or drug treatments. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. The Medicare and Medicaid programs are often used as models by private payors and other governmental payors to develop their coverage and reimbursement policies for drugs and biologics. However, one third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the product, or will provide coverage at an adequate reimbursement rate.
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
In international markets, pricing, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
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
Sales and Marketing
As an early-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab and ZW49, we have entered into development and commercialization agreements with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. To date, we have not entered into any other agreements granting commercialization rights to zanidatamab, ZW49 or any of our other product candidates. To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions.
Human Capital Resources
As of December 31, 2020, we had 355 employees, including 352 full-time employees, 239 of whom were primarily engaged in research and development activities and 104 of whom hold an M.D. or Ph.D. degree. 201 of our full-time employees are based in Canada and 151 in the United States. We consider our employees to be an essential driver of our business and key to our future prospects. We have a relatively low level of employee turnover, and we have been able to continue to attract employees to grow our headcount in support of our pipeline of research programs and clinical trials. We monitor our compensation programs closely and provide what we consider to be a competitive mix of compensation and benefits for all our employees, including participation in our equity programs. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement. We consider our relationship with our employees to be excellent.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common shares.
•We have a limited number of product candidates, all which are still in early clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
•Clinical trials are expensive, time consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
•Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
•We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.
•Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.
•We may not be successful in our efforts to use and expand our therapeutic platforms to build a pipeline of product candidates.
•If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•Current and future legislation may increase the difficulty and cost for us to commercialize any products that we or our strategic partners develop and affect the prices we may obtain.
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.

•Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
•We rely on third-party manufacturers to produce our clinical product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
•We rely on third parties to monitor, support, conduct and oversee clinical trials of the product candidates that we are developing and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.
•We rely on third parties for various operational and administrative aspects of our business, including for certain cloud-based software platforms, which impact our financial, operational and research activities. If any of these third parties fail to provide timely, accurate and ongoing service or if the cloud-based platforms suffer outages that we are unable to mitigate, our business may be adversely affected.
•Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
•If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
•We may become involved in lawsuits to protect or enforce our patents and trade secrets, which could be expensive, time consuming and unsuccessful.
•If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
•Our share price is likely to be volatile and the market price of our common shares may drop below the price paid by shareholders.
•We are governed by the corporate laws of Canada, which in some cases have a different effect on shareholders than the corporate laws of the United States.
•U.S. civil liabilities may not be enforceable against us, our directors, our officers or certain experts named in our Annual Report on Form 10-K.
•Our principal shareholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
•Provisions in our corporate charter documents and Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and/or limit the market price of our common shares.
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, all which are still in early clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in early stages of development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
Clinical trials are expensive, time consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or comparable foreign regulatory authorities. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Success in preclinical studies or early-stage clinical trials does not mean that future clinical trials or registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities, despite having progressed through preclinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Similarly, preclinical interim results of a clinical trial do not necessarily predict final results.
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
Any failure or significant delay in commencing or completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval, and our commercial prospects and ability to generate product revenue will be diminished.
If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In particular, we are developing certain of our product candidates for the treatment of rare diseases, which have limited pools of patients from which to draw for clinical testing. If we, or any of our strategic partners that perform clinical tests for our product candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such product candidates and our business will be harmed.
In addition, the U.S. federal Right to Try Act, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. While there is no obligation to make product candidates available to eligible patients as a result of the Right to Try Act, new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
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
The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. As a result of COVID-19, in March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external CROs to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the pandemic (including future potential waves or cycles), travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets.

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

In addition, COVID-19 could result in the continued significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. COVID-19 has resulted in heightened financial market volatility that may continue, which could adversely impact the value of our common shares.
The Fast Track and Breakthrough Therapy designations we have received for zanidatamab may not result in faster development, regulatory review or approval process.
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
The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. The receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program.
We have conducted, and may in the future conduct, clinical trials for existing or future product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We have conducted, and may in the future choose to conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any clinical trials we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt our development of any future product candidates.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In response to the global COVID-19 pandemic, the FDA postponed most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. In July 2020, the FDA announced plans to resume domestic on-site inspections in accordance with the FDA’s newly developed Advisory Rating system, which will assess a state’s phase of reopening and the current intensity and risk of COVID-19 infections in order to identify which regulatory activities may occur in a given geographic region. If another prolonged government shutdown occurs, or if global health concerns require the FDA or other regulatory authorities to suspend their regular inspections, reviews, or other regulatory activities again, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
All of our product candidates are still in preclinical or early clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Zanidatamab and ZW49 continue to be evaluated in clinical trials, and the results of these and future clinical trials may show that zanidatamab, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
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
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets. These companies include MacroGenics, Inc., AstraZeneca PLC/Daiichi Sankyo, Roche AG, Seagen, Inc. and others.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
In addition, we expect to compete with biosimilar versions of already approved products like trastuzumab or pertuzumab, and even if our product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them.
The Biologics Price Competition and Innovation Act of 2009, which is included in the PPACA, authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
•availability of alternative therapies at similar or lower cost, including generic, biosimilar and over-the-counter products;
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
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we or our strategic partners develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.
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
A key element of our strategy is to use and expand our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.
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
In the ordinary course of our business, we collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.
Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party provider we may utilize, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties. Although we have implemented security measures and a formal enterprise security program to prevent unauthorized access to sensitive data, there is no guarantee that we can protect our systems from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Although drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means our obligations under the CCPA could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states, which could similarly increase our compliance obligations and costs in the future.

We may also become subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted data protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

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

Separate from, and in addition to, the GDPR requirements, certification requirements for the hosting of health data will vary by jurisdiction. To the extent we operate in various EEA countries, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, France requires hosts of health data to obtain a prior certification with the competent certification body.

The interpretation and application of consumer, health-related and data protection laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to data privacy or data protection may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. There have been judicial, Congressional and executive branch challenges to certain aspects of the PPACA and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Act, signed into law in 2017, effectively repealed the individual health insurance mandate, which is considered a key component of the PPACA, and the U.S. Supreme Court recently heard oral arguments regarding the constitutionality of the PPACA and the individual mandate, with a decision expected during the current term in 2021. This and other ongoing challenges to the PPACA and new legislative proposals have resulted in uncertainty regarding the PPACA’s future viability and destabilization of the health insurance market.

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, although the sequester has been temporarily suspended through the end of March 2021 under COVID-19 relief legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

In September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the Centers for Medicare & Medicaid Services issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. In November 2020, former President Trump and the U.S. Department of Health and Human Services (“HHS”) announced regulations tying certain Medicare Part B drug prices to international drug prices, modifying the federal Anti-Kickback Statute (“AKS”) safe harbors for pharmaceutical benefit managers and Medicare Part D plans, and making further changes to the rules implementing the Stark Law, other AKS safe harbors and the beneficiary inducements provision in the civil monetary penalties law. In January 2021, HHS agreed to delay implementation of the changes relating to manufacturer rebates on Medicaid Part D plans until January 2023. Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. Both the U.S. Congress and state legislatures are considering and have proposed various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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
In the EU similar political, economic and regulatory developments may affect our ability to profitably commercialize any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products, and third-party payors’ reimbursement policies might adversely affect our or our strategic partners’ ability to sell any future products profitably.
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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic instability or weakness, including inflation, reduced growth, diminished credit availability, weakened consumer confidence or increased unemployment;
•sociopolitical instability in particular foreign economies and markets;
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
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
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

•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, effective in 2022, advanced practice nurses and physician assistants) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members; and
•analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2020, 2019 and 2018 was $180.6 million, $145.4 million and $36.6 million, respectively. As of December 31, 2020, our accumulated deficit was $471.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all.
Our future funding requirements will depend on many factors, including:
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
If our strategic partnerships do not result in the successful development and commercialization of product candidates or if one of our partners terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under our strategic partnership agreements, our development of our therapeutic platforms and product candidates could be delayed and we may need additional resources to develop product candidates and our therapeutic platforms.
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

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured by starting cells that are stored in a cell bank. We have one master cell bank and one working cell bank utilized for each antibody manufactured in accordance with cGMP. While we believe we would have adequate back up should any cell bank be lost in a catastrophic event, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
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
We currently rely upon third-party consultants and contractors to provide certain operational and administrative services, including external financial, legal, clinical and research consultation. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, or increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever.
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
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. Any such lawsuits and proceedings could be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. There is a risk that a court would decide that we or our strategic partners are infringing the third party’s patents and would order us or our strategic partners to stop the activities covered by the patents. In that event, we or our strategic partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court will order us or our strategic partners to pay third-party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Recent U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Additionally, the requirements for patentability may differ in certain countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. Although we currently do not have any products on the market, we may be subject, and if our product candidates are approved and we begin commercialization will be subject, to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry, and include anti-kickback, false claims, data privacy and security and transparency statutes and regulations.
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
The federal civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
As of December 31, 2020, we had 352 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and other relevant Canadian laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.
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
We believe that we were not classified as a passive foreign investment company (“PFIC”) for the taxable year ended December 31, 2020. However, the determination as to whether we are a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If we are a PFIC for any taxable year during which a U.S. Holder (as defined under Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Certain U.S. Income Tax Considerations For U.S. Holders”) holds the common shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Certain U.S. Income Tax Considerations For U.S. Holders” for more information and consult their own tax advisors regarding the likelihood and consequences if we are treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a “qualified electing fund” election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.
Our principal shareholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 28.9% of our outstanding common shares as of December 31, 2020 (18.5% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 4.7% of our outstanding common shares as of December 31, 2020. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
General Risk Factors
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.
Under the Sarbanes-Oxley Act of 2002, we are required to establish and maintain effective internal control over financial reporting and adequate disclosure controls and procedures. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees in connection with COVID-19 and related public health safety measures, our business and results of operations would likely be materially and adversely affected.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our headquarters are located in Vancouver, British Columbia, where we lease separate office and laboratory space. The term of each lease expires in February 2022. We entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters (our “New Headquarters”). Our New Headquarters will provide us with more space than our current Vancouver leases and will allow us to have our office and laboratory spaces in a single building. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than in the fourth quarter of 2021. This lease has an initial term of ten years, with two five-year extension options.

We believe that our existing facilities are adequate for our immediate needs and we have entered into the lease for our New Headquarters to accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Our U.S. office is located in Seattle, Washington. The expiration date of the lease is September 30, 2025.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

	NYSE		TSX
	High	Low	High	Low

	US$		C$
Quarter Ended
December 31, 2020	56.73	38.03	n/a	n/a
September 30, 2020	46.76	28.71	n/a	n/a
June 30, 2020	41.49	31.16	n/a	n/a
March 31, 2020	52.75	20.33	n/a	n/a
December 31, 2019	45.83	24.00	n/a	n/a
September 30, 2019	29.75	21.52	39.10	29.64
June 30, 2019	23.17	14.65	30.43	19.75
March 31, 2019	17.30	13.96	23.02	18.73
December 31, 2018	15.73	10.72	20.52	14.34
September 30, 2018	16.88	12.15	21.69	15.84
June 30, 2018	29.00	10.37	30.36	13.37
March 31, 2018	14.00	7.69	17.31	9.62
December 31, 2017	9.33	6.87	11.60	9.00
September 30, 2017	9.12	6.25	11.48	8.05
April 28, 2017 to June 30, 2017	14.25	7.24	19.55	10.50
On February 22, 2021, the last reported sale price of our common shares on the NYSE was $40.51 per share.
Holders
As at February 22, 2021, we had 28 shareholders of record holding our common shares, of which seven were U.S. shareholders. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
The term “U.S. Holder,” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980) as amended, (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. U.S. Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.
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
Dividends on Common Shares
Under the Tax Act, dividends on common shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.
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
The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. The Company believes that it was not classified as a PFIC for the taxable year ended December 31, 2020. However, the Company cannot provide any assurance regarding its PFIC status for the current or future taxable years given that the determination of PFIC status is fact-intensive and made on an annual basis. Neither the Company’s U.S. counsel nor U.S. tax advisor expresses any opinion with respect to the Company’s PFIC status or with respect to the Company’s expectations regarding its PFIC status.
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
The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from April 28, 2017, which is the date our common shares commenced trading on the NYSE, through December 31, 2020, to two indices: the NYSE Composite Index (“NYA Index”) and the NYSE Arca Biotechnology Index (“BTKTR Index”). The graph assumes an initial investment of $100 on April 28, 2017, and, where applicable, includes the reinvestment of dividends.

280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
-20
-40
-60
2017-04-28
2017-06-30
2017-09-30
2017-12-31
2018-03-31
2018-06-30
2018-09-30
2018-12-31
2019-03-31
2019-06-30
2019-09-30
2019-12-31
2020-03-31
2020-06-30
2020-09-30
2020-12-31
ZYME
NYA Index
BTKTR Index

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of our common shares.
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2020, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 738,425 common shares under our equity compensation plans at exercise prices ranging from C$41.29 to C$67.20 and ranging from $35.20 to $44.92 per share, (ii) made an aggregate of 23,786 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $19.54 and $30.66 per share, and (iii) granted certain Canadian employees 44,377 restricted stock units under our equity compensation plan. Such options, shares and restricted stock units were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.
Issuer Repurchases of Equity Securities
None.

Item 6.    Selected Financial Data
The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations Data for the years ended December 31, 2020, 2019, and 2018 and Consolidated Balance Sheet Data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statement of Operations Data for the years ended December 31, 2017 and 2016 and Consolidated Balance Sheet Data as of December 31, 2018 and 2017 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Our audited annual consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. Generally Accepted Accounting Principles.

	Year Ended December 31,
	2020	2019	2018	2017	2016
			(2)	(2)	(2)

	(dollars in thousands except share and per share amounts)
Consolidated Statement of Operations Data
Revenue	$38,951	$29,544	$53,019	$51,762	$11,009
Operating expenses:
Research and development	168,534	115,900	56,926	41,144	35,551
General and administrative	57,885	64,177	29,457	18,550	12,554
Impairment on acquired IPR&D	—	768	—	1,536	768
Total operating expenses	226,419	180,845	86,383	61,230	48,873
Loss from operations	(187,468)	(151,301)	(33,364)	(9,468)	(37,864)
Other income (expense), net	7,345	5,282	(1,021)	(494)	(1,020)
Loss before income taxes	(180,123)	(146,019)	(34,385)	(9,962)	(38,884)
Net income tax recovery (expense), net	(429)	582	(2,171)	(444)	5,075
Net loss	$(180,552)	$(145,437)	$(36,556)	$(10,406)	$(33,809)
Net loss per common share (basic)(1)	(3.58)	(3.83)	(1.26)	(0.51)	(2.65)
Net loss per common share (diluted)(1)	(3.58)	(3.83)	(1.26)	(0.64)	(2.65)
Weighted-average number of common shares (basic)(1)	50,382,497	38,022,014	29,089,896	21,249,414	12,736,567
Weighted-average number of commons shares (diluted)(1)	50,382,497	38,022,014	29,089,896	21,321,209	12,736,567
_____________
(1)See “Notes to the Consolidated Financial Statements—Summary of Significant Accounting Policies—Net Income (Loss) Per Share” for an explanation of the method used to calculate basic and diluted net income (loss) per common share and the weighted-average number of common shares used in computation of the per common share amounts.
(2)We adopted Accounting Standards Codification (ASC) 842 Leases (ASC 842) effective January 1, 2019 using a modified retrospective transition method. Results for the years ended December 31, 2020 and 2019 are presented under ASC 842. Results for the years ended December 31, 2018, 2017 and 2016 are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC 840: Leases.

	Year Ended December 31,
	2020	2019	2018	2017

			(1)	(1)
		(dollars in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$242,036	$128,451	$42,205	$35,946
Short-term investments	184,318	170,453	157,959	51,851
Working capital	369,410	229,278	174,383	77,674
Long-term obligations	42,788	39,972	34,001	866
Total assets	538,376	368,205	244,477	131,955
Total liabilities	128,454	122,524	63,987	15,527
Total shareholders’ equity	409,922	245,681	180,490	116,428

(1)We adopted ASC 842 effective January 1, 2019 using a modified retrospective transition method. Balance sheet data as of December 31, 2020 and 2019 is presented under ASC 842. Balance sheet data as of December 31, 2018 and 2017 is not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, ASC 840: Leases.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary. For a discussion regarding our financial condition and results of operations for fiscal 2019 as compared to fiscal 2018 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31 2019, filed with the SEC on March 2, 2020.
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
Our key priorities to achieve this goal are to:
•complete enrollment of zanidatamab pivotal trial in second-line HER2-amplified BTC;
•launch zanidatamab pivotal trial in first-line HER2-positive GEA and present supporting Phase 2 clinical data;
•present data to support zanidatamab breast cancer development strategy;
•advance ZW49 into and complete cohort expansion; and
•present data from new therapeutic programs and technology platforms.
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2020, we have received $793.6 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2020, we had $451.6 million of cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents, short-term investments and certain long-term investments as of December 31, 2020, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into 2022 and potentially beyond.
We reported a net loss of $180.6 million for the year ended December 31, 2020 and through December 31, 2020, we had an accumulated deficit of $471.3 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
Recent Developments
COVID-19

COVID-19 has impacted our research and development activities, but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external CROs to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part I - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium for zanidatamab, in both HER2-expressing biliary tract cancer (“BTC”) and gastroesophageal adenocarcinoma (“GEA”). Overall zanidatamab was well tolerated with the majority of treatment-related adverse events were mild or moderate (Grade 1 or 2) in severity and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments.
In November 2020, zanidatamab was granted Breakthrough Therapy designation by the FDA for patients with previously-treated HER2 gene-amplified BTC and the European Commission (“EC”) granted Orphan Drug designation for zanidatamab in patients with gastric cancer.
In November 2020, we announced an agreement with ALX Oncology Holdings Inc. (“ALX”) to enter into a clinical collaboration to evaluate the combination of zanidatamab and ALX148, a next-generation CD47 blocker, for the treatment of patients with advanced HER2-expressing breast cancer and other solid tumors.
In October 2020, the first patient was dosed in a Phase 2 investigator-initiated trial designed to evaluate zanidatamab in HER2 overexpressed advanced endometrial cancers and carcinosarcomas. The trial is being conducted by Dr. Vicky Makker at Memorial Sloan Kettering Cancer Center and is expected to enroll up to 25 patients with the primary endpoint of assessing the overall response rate.
In July 2020, we initiated a global Phase 2 trial of zanidatamab in patients with previously treated HER2 gene amplified BTC to support accelerated approval based on a primary endpoint of objective response rate, and secondary endpoints of duration of response and safety. In November 2020, our partner, BeiGene, notified us that it had dosed the first patient in South Korea under this study. In relation to this achievement, we received a milestone payment of $10.0 million under our license and collaboration agreement with BeiGene.
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

In January 2020, we announced an agreement with Pfizer and the initiation of a Phase 2 clinical trial evaluating zanidatamab in combination with Pfizer’s Ibrance® (palbociclib), an oral CDK4/6 inhibitor, and the hormone therapy fulvestrant with the goal of providing a chemotherapy-free treatment option to people with advanced HER2-positive, hormone receptor-positive breast cancer. We will sponsor the study, and Pfizer will provide palbociclib. Part one of the study will evaluate the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the recommended dose of zanidatamab and palbociclib. Part two of the study will evaluate antitumor activity at the recommended dose level. The trial will enroll up to 76 patients at sites in the United States, Canada, and Spain.
In January 2020, we announced that the FDA has granted Fast Track and Orphan Drug Designations to zanidatamab in refractory BTC.
ZW49 Clinical Program:

In January 2021, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study. In 35 patients who have received ZW49 across all dosing regimens, there have been no dose limiting toxicities, no treatment-related hematologic, pulmonary, or liver toxicity, and no treatment-related deaths. Over 90% of treatment-related adverse events have been mild or moderate (Grade 1 or 2) in severity, with the most common being keratitis, fatigue, and diarrhea, which have been reversible and manageable in an outpatient setting. There have been no discontinuations due to treatment-related adverse events, and the maximum tolerated dose has not yet been established. ZW49 has demonstrated antitumor activity at all dose levels evaluated in the once every three week regimen including confirmed partial responses and stable disease per RECIST 1.1. Dose escalation is continuing at 3 mg/kg once every three weeks. Three indication-specific expansion cohorts (HER2-positive breast cancer, HER2-positive GEA, and a basket cohort of other HER2-positive cancers) utilizing the 2.5 mg/kg once every three week regimen have also been initiated to better ascertain antitumor activity in more homogeneous patient populations.
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
Board of Directors and Executive Team Changes:
In January 2021, Mr. James Priour was promoted to Chief Commercial Officer and named to the Executive Committee.
In March 2020, we announced the appointment of Dr. Kelvin Neu to our Board of Directors. Dr. Neu was a partner at Baker Bros. Advisors LP, a long term life-sciences investment firm, until January 2021.

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
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the year ended December 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2020.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, and participation on joint research and/or development committees.

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, The Company determines which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606, which may require application of judgment. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods and services transferred to the customer. If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, the Company assumes that the contract does not have a significant financing component.
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
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand- alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.
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
Research and Development Costs and Related Accrued Expenses
Research and development costs are expensed as incurred and include costs that we incur for our own and for our strategic partners’ research and development activities. These costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs on our behalf, costs associated with investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, share-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical trial expenses represent a significant component of research and development expenses and we outsource a significant portion of these activities to third-party CROs. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing our consolidated financial statements, we estimate accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to us. When making these estimates, management uses operational and contractual information from third party service providers and operational data from internal personnel. We make considerable judgements and estimates in determining the progress of patients based on enrollment and treatment data provided by the third-party service providers and internal personnel. The accrued balance factors in management’s best estimate of the date on which certain services commence, the level of services performed before a given date, whether certain services are invoiceable and the cost of such services. Any changes to the estimates could have a significant impact on the accruals for clinical trial activities that we outsourced to third party CROs. If the actual timing of provision of services or level of effort varies from our estimates, we adjust research and development expense and accrued liabilities accordingly on a prospective basis.
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

As at December 31, 2020, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill or other intangible assets as of December 31, 2020.
Stock-Based Compensation
We recognize stock-based compensation expense on certain stock-based awards granted to employees and members of the board of directors based on their estimated fair values using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires assumptions for various inputs to measure fair value, including expected term of the awards, underlying share price volatility, forfeiture rates, risk-free interest rate and expected dividend yields of our common shares. Management uses judgement to determine the inputs to the Black-Scholes option pricing model and changes in these assumptions could have a material impact to the fair value calculations and the amount and timing of share-based compensation expense recognized in earnings.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2020 within this Annual Report on Form 10-K.
Results of Operations for the Years Ended December 31, 2020, 2019 and 2018
Revenue

	Year Ended December 31,
	2020	2019	2018	Change 2020 – 2019

	(dollars in millions)
Revenue from research and development collaborations	$39.0	$29.5	$53.0	$9.5	32%
Revenue for all periods presented relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $9.5 million in 2020 compared to 2019. Revenue for 2020 included $15.0 million from BeiGene for development milestones, $12.0 million from BMS for an expansion fee, $4.0 million from Iconic for partner revenue and $8.0 million from our partners for research support, drug supply and other payments. Revenue for 2019 included $8.0 million from Lilly for achievement of a development milestone upon Lilly’s submission of an IND application, $7.5 million from BMS for exercise of a commercial license option, $3.5 million from Daiichi Sankyo for exercise of a commercial license option, $3.5 million from recognition of deferred revenue relating to the upfront fee received in 2018 from BeiGene under our licensing and collaboration agreement for development of zanidatamab, and $3.0 million from other collaboration partners for development milestones, as well as $4.0 million from our partners for research support and other payments.
Research and Development Expense

	Year Ended December 31,
	2020	2019	2018	Change 2020 – 2019

	(dollars in millions)
Total research and development expense	$168.5	$115.9	$56.9	$52.6	45%
Research and development expense increased by $52.6 million in 2020 compared to 2019. In 2020, research and development expense included non-cash stock-based compensation expense of $12.3 million comprised of $12.3 million from equity-classified awards (2019 – $5.9 million) and a nominal expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (2019 - $8.4 million ). Excluding stock-based compensation expense, research and development expense increased by $54.6 million in 2020 compared to 2019. This was primarily due to an increase in clinical trial activity and associated drug manufacturing costs for zanidatamab as well as an increase in salaries and benefits expense resulting from a higher headcount in 2020. Expenses also increased in 2020 for higher development activity for ZW49 and an increase in licensing and milestone payments for discovery and research activities.

General and Administrative Expense

	Year Ended December 31,
	2020	2019	2018	Change 2020 – 2019

	(dollars in millions)
General and administrative expense	$57.9	$64.2	$29.5	$(6.3)	(10)%

General and administrative expense decreased by $6.3 million in 2020 compared to 2019. In 2020, general and administrative expense included non-cash stock-based compensation expense of $16.1 million comprised of $14.6 million from equity-classified awards (2019 – $6.7 million) and a $1.4 million expense related to the non-cash mark-to-market revaluation of certain historical liability-classified awards (2019 – $27.5 million). Excluding stock-based compensation expense, general and administrative expense increased by $11.9 million in 2020 compared to 2019. This was primarily due to an increase in salaries and benefits expense resulting from an increase in headcount to support our expanding operating activities and higher insurance expense.
Other Income (Expense)

	Year Ended December 31,
	2020	2019	2018	Change 2020 – 2019

	(dollars in millions)
Other income (expense), net	$7.3	$5.3	$(1.0)	$2.0	38%
Net other income increased by $2.0 million in 2020 compared to 2019. Net other income for 2020 included interest income of $5.7 million and a net foreign exchange gain of $1.7 million primarily due to the revaluation of stock option liabilities and certain cash, cash equivalents and investments denominated in Canadian dollars. Net other income for 2019 primarily included interest income of $5.9 million partially offset by a net foreign exchange loss of $0.6 million.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
We completed a public offering on January 27, 2020 pursuant to which we sold (i) 5,824,729 common shares (including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option) and (ii) 1,075,271 pre-funded warrants in lieu of common shares. We received gross proceeds of $320.9 million and net cash proceeds of $300.9 million, after underwriting discounts, commissions and estimated offering expenses.
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents, short-term investments and certain long-term investments combined with certain anticipated milestone payments from our collaborations will enable us to fund our operating expenses and capital expenditure requirements into 2022 and potentially beyond, and for the purposes of assessing the Company as a going concern, in excess of the one year period following the date of issuance of our 2020 audited consolidated financial statements. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors - Risks Related to Our Dependence on Third Parties - We may not realize the anticipated benefits of our strategic partnerships”.

As of December 31, 2020, we had $451.6 million in cash resources consisting of cash, cash equivalents, short-term investments and certain long-term investments.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(dollars in millions)
Net cash provided by (used in):
Operating activities	$(151.4)	$(81.9)	$24.2
Investing activities	(43.4)	(25.6)	(109.0)
Financing activities	309.0	193.7	91.4
Effect of exchange rate changes on cash and cash equivalents	(0.6)	—	(0.3)
Net increase in cash and cash equivalents	$113.6	$86.2	$6.3
Operating Activities
In 2020, we used net cash of $151.4 million in operating activities compared to $81.9 million in 2019. The increase in net cash used in operating activities was primarily due to higher expenditures for the expansion of our clinical trial activities and associated drug manufacturing costs for zanidatamab, as well as other research and development activities in 2020. This was partially offset by an increase in receipts from collaboration partners in the form of milestones and research support payments in 2020. In 2020, receipts from our partners were primarily from BMS, BeiGene and Iconic of $12.0 million, $10.6 million, and $4.8 million, respectively whereas in 2019 our receipts from our partners were primarily from Lilly, BMS, Daiichi Sankyo and Merck of $8.0 million, $7.5 million, $3.5 million and $2.0 million, respectively. Cash used in operating activities in 2020 was also impacted by an increase in non-cash working capital in the ordinary course of operations resulting from increases in accounts receivable and prepaid expenses and other assets partially offset by an increase in accounts payable and accrued liabilities. The increase in receivables in 2020 was primarily due to a $9.8 million increase in amounts due from BeiGene and a $3.2 million receivable due from the Canadian government relating to claims under the Canada Emergency Wage Subsidy program.
Investing Activities
In 2020, net cash used in investing activities related primarily to net purchases of short and long-term investments in marketable securities. We invested a significant portion of the proceeds from our January 2020 public offering in guaranteed investment certificates (“GICs”), term deposits and commercial paper, some of which subsequently matured during 2020, resulting in a net increase in short-term and long-term investments of $37.2 million. We also used cash of $6.3 million to acquire property and equipment and intangible assets. In 2019, net cash used in investing activities included an increase in short term investments of $11.7 million, purchases of leasehold improvements and office equipment of $6.3 million and purchases of research licenses and other intangible assets of $7.6 million.
Financing Activities
In 2020, net cash provided by financing activities included $300.9 million relating to net proceeds from our January 2020 public offering of equity securities, $7.1 million from stock option exercises, and $1.1 million from the issuance of common shares in relation to our employee stock purchase plan. In 2019, net cash provided by financing activities included $188.2 million relating to net proceeds from our June 2019 public offering of equity securities, $5.5 million from stock option exercises and $0.6 million from the issuance of common shares in relation to our employee stock purchase plan.
Contractual Obligations and Contingent Liabilities
Lease Commitments
We lease separate office and laboratory spaces in Vancouver, British Columbia, with terms of each lease expiring in February 2022. We also entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than in the fourth quarter of 2021. This lease has an initial term of ten years, with two five-year extension options. In addition, we lease office space in Seattle, Washington for which the lease terms expire in February 2022 and September 2025, respectively. We also lease office equipment under capital lease agreements.
Future minimum lease payments under the non-cancellable operating leases and capital leases at December 31, 2020 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total

	(dollars in thousands)
Capital lease obligations	$17	$23	$23	$50	$28	$141
Operating lease obligations	3,662	4,185	4,114	4,052	19,063	35,076
Total contractual obligations	$3,679	$4,208	$4,137	$4,102	$19,091	$35,217
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
In connection with our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2020, the development milestone payments had an estimated fair value of approximately $1.3 million, which has been recorded as contingent consideration within other long-term liabilities on our consolidated balance sheet (December 31, 2019: $1.0 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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

Outstanding Share Data
As of February 22, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 46,135,906 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 22, 2021, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,130,811 common shares issuable pursuant to 3,130,811 exercisable outstanding stock options, 2,990,731 common shares issuable pursuant to 2,990,731 outstanding options that were not exercisable at that date, and 99,114 outstanding restricted stock units.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks in the ordinary course of our business that may affect our results of operations, cash flows and fair values of assets and liabilities, including interest rate movements, volatility in foreign currency exchange rates, and changes in economic conditions as a result of the COVID-19 pandemic. The primary market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At December 31, 2020 and December 31, 2019, we had cash, cash equivalents, short-term investments and certain long-term investments of $451.6 million and $298.9 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short term investments with maturities less than 12 months and our long term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At December 31, 2020, our net monetary assets denominated in Canadian dollars were $19.6 million (C$25.0 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $2.0 million in our Consolidated Statement of Loss and Comprehensive Loss for the year ended December 31, 2020.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Zymeworks, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zymeworks, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of accrual for research and development costs related to clinical trial activities

As discussed in Note 2 to the consolidated financial statements, the Company’s clinical trial expenses represent accruals for clinical trial activities outsourced to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. These accruals are based on estimates derived from operational and contractual information contained in the reports provided by third-party service providers, data from internal personnel, and the application of considerable judgment. Considerable judgment is applied, and estimates are made, by the Company in determining the progress of patients based on enrollment and treatment data provided by the third-party service providers and internal personnel. As discussed in Note 9 to the consolidated financial statements, the Company has total accrued research expenses of $25,962 thousand as of December 31, 2020, which includes the accrual for research and development costs related to clinical trial activities.

We identified the assessment of the accruals for research and development costs related to clinical trial activities as a critical audit matter. The accrual included estimates of the progress of patients’ treatment which can be challenging to assess. A higher degree of auditor judgment was required to evaluate the accuracy of the estimates, and changes to the estimates could have had a significant impact on the accruals for clinical trial activities outsourced to third party contract research organization recorded by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company’s tracking of the progress of each patient’s treatment in the trials. For certain clinical trial studies, we assessed the Company’s estimates of the accrual for invoiceable patient costs by:

•obtaining third-party reports detailing site visit and patient information and agreeing the inputs to the Company’s estimates of the phase they are enrolled in;
•developing an expectation of the accrual for clinical trial activities based on contractual costs, and progress of patient treatment and compared this expectation to the Company’s accrual; and
•performing a lookback analysis by comparing the prior year’s estimated accrual balance to the actual amounts that were ultimately invoiced to assess the Company’s ability to estimate the accrual.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Zymeworks, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Zymeworks, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 24, 2021

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$242,036	$128,451
Short-term investments (note 5)	184,318	170,453
Accounts receivable	15,293	2,185
Prepaid expenses and other current assets	13,429	10,741
Total current assets	455,076	311,830
Deferred financing fees	805	650
Long-term investments (note 5)	25,921	—
Long-term prepaid assets	2,290	2,306
Deferred tax asset (note 15)	1,723	1,218
Property and equipment, net (note 7)	12,185	11,100
Operating lease right-of-use assets (note 16)	5,429	5,400
Intangible assets, net (note 8)	5,303	6,057
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$538,376	$368,205
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$43,655	$35,691
Fair value of liability-classified stock options (note 17)	39,284	45,569
Current portion of operating lease liability (note 16)	2,710	1,282
Other current liabilities	17	10
Total current liabilities	85,666	82,552
Long-term portion of operating lease liability (note 16)	5,812	5,599
Deferred revenue (note 13)	32,941	32,941
Other long-term liabilities (note 9)	2,857	1,024
Deferred tax liability (note 15)	1,178	408
Total liabilities	128,454	122,524
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at December 31, 2020 and 2019; 46,035,389 and 39,564,529 shares issued and outstanding at December 31, 2020 and 2019, respectively (note 11b)	724,219	450,210
Additional paid-in capital	163,623	92,839
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(471,261)	(290,709)
Total shareholders’ equity	409,922	245,681
Total liabilities and shareholders’ equity	$538,376	$368,205
Research collaboration and licensing agreements (note 13)
Commitments and contingencies (note 18)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Research and development collaborations (note 13)	$38,951	$29,544	$53,019
Operating expenses:
Research and development	168,534	115,900	56,926
General and administrative	57,885	64,177	29,457
Impairment of acquired IPR&D (note 6)	—	768	—
Total operating expenses	226,419	180,845	86,383
Loss from operations	(187,468)	(151,301)	(33,364)
Other income (expense):
Interest income	5,697	5,877	2,607
Other income (expense), net (note 14)	1,648	(595)	(3,628)
Total other income (expense), net	7,345	5,282	(1,021)
Loss before income taxes	(180,123)	(146,019)	(34,385)
Income tax (expense) recovery, net (note 15)	(429)	582	(2,171)
Net loss and comprehensive loss	$(180,552)	$(145,437)	$(36,556)

Net loss per common share (note 4):
Basic and diluted	$(3.58)	$(3.83)	$(1.26)

Weighted-average common shares outstanding (note 4):
Basic and diluted	50,382,497	38,022,014	29,089,896

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2017	25,444,006	$222,991	$(108,716)	$(6,659)	$8,812	$116,428
Issuance of common shares on exercise of stock options (note 11e)	94,812	1,166	—	—	(341)	825
Issuance of common shares through employee stock purchase plan (note 11f)	22,489	252	—	—	—	252
Stock-based compensation	—	—	—	—	3,876	3,876
Issuance of common shares on exercise of warrants (note 10)	206,361	4,913	—	—	—	4,913
Issuance of common shares in connection with public offering, net of offering costs (note 11a)	6,210,000	90,752				90,752
Net loss	—	—	(36,556)	—	—	(36,556)
Balance at December 31, 2018	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise stock options (note 11e)	529,661	11,432	—	—	(2,129)	9,303
Issuance of common shares through employee stock purchase plan (note 11f)	43,308	763	—	—	—	763
Fair value adjustments upon reclassification of stock options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	12,676	12,676
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 11a and 11d)	7,013,892	117,941	—	—	70,064	188,005
Net loss	—	—	(145,437)	—	—	(145,437)
Balance at December 31, 2019	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of stock options (note 11e)	602,158	18,373	—	—	(2,943)	15,430
Issuance of common shares through employee share purchase plan (note 11f)	43,973	1,618	—	—	—	1,618
Fair value adjustments upon reclassification of stock options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	26,945	26,945
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 11a and 11d)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(180,552)	—	—	(180,552)
Balance at December 31, 2020	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(180,552)	$(145,437)	$(36,556)
Items not involving cash:
Depreciation and amortization of property and equipment	3,355	2,312	1,880
Amortization of intangible assets	4,160	3,113	1,750
Impairment of acquired IPR&D	—	768	—
Stock-based compensation (note 11e)	29,116	48,996	13,441
Amortization and impairment of operating lease right-of-use assets	2,764	1,906	—
Deferred income tax expense (recovery)	266	(726)	(17)
Non-cash consideration from licensing agreement	(218)	—	—
Change in fair value of contingent consideration liability (note 18)	307	271	237
Change in fair value of warrant liabilities (note 10)	—	—	3,565
Unrealized foreign exchange (gain) loss	(453)	504	(48)
Changes in non-cash operating working capital:
Accounts receivable	(13,107)	(1,828)	(119)
Prepaid expenses and other current assets	(3,519)	(8,680)	(251)
Accounts payable and accrued liabilities	7,618	21,572	3,684
Operating lease liabilities	(1,140)	(795)	—
Deferred revenue	—	(3,530)	36,471
Income taxes payable	—	(299)	140
Net cash (used in) provided by operating activities	$(151,403)	$(81,853)	$24,177
Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs (note 11a)	300,910	188,231	90,752
Issuance of common shares on exercise of stock options (note 11e)	7,111	5,498	682
Issuance of common shares through employee stock purchase plan (note 11f)	1,111	598	233
Deferred financing fees	(113)	(650)	(225)
Finance lease payments	(41)	(16)	(11)
Net cash provided by financing activities	$308,978	$193,661	$91,431
Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	13,325	(11,714)	(105,626)
Purchases of long-term investments	(50,500)	—	—
Acquisition of property and equipment	(4,310)	(6,322)	(803)
Acquisition of intangible assets	(1,955)	(7,556)	(2,617)
Net cash used in investing activities	$(43,440)	$(25,592)	$(109,046)
Effect of exchange rate changes on cash and cash equivalents	(550)	30	(303)
Net change in cash and cash equivalents	113,585	86,246	6,259
Cash and cash equivalents, beginning of year	128,451	42,205	35,946
Cash and cash equivalents, end of year	$242,036	$128,451	$42,205
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$2,407	$7,026	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	130	607	382
Cashless exercise of warrants (note10)	—	—	4,913
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
Since its inception, the Company has devoted substantially all of its resources to research and development activities, including developing its therapeutic platforms and identifying and developing potential product candidates by undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zymeworks Inc. and its wholly owned subsidiary, Zymeworks Biopharmaceuticals Inc., which was incorporated in the State of Washington on December 5, 2014. All inter-company accounts and transactions have been eliminated on consolidation.
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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the year ended December 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.

Revenue Recognition
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”) applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
The Company applied ASC 606 to all revenue arrangements to date. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate.
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
Contract assets and liabilities
Contract assets are mainly comprised of trade receivables net of expected credit losses, which includes amounts billed and currently due from customers.
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
Investments
The Company’s short-term and long-term investments include guaranteed investment certificates and term deposits with original maturities exceeding three months. These investments are recorded at cost plus accrued interest, which approximates their fair value.

The Company also holds debt securities and equity securities in private entities which are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment (note 5).
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at invoiced amounts, net of any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2020 and 2019.
Deferred Financing Fees
Deferred financing fees consist of amounts charged by underwriters, attorneys, accountants and printers that are directly attributable to future financing transactions. These costs are deferred and subsequently charged against the gross proceeds of the related financing transaction upon closing of such transaction.
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

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which was adopted on January 1, 2019. The Company elected not to adjust comparative periods presented and applied a modified retrospective transition approach as of the effective date of adoption. The Company determines if an arrangement contains a lease at inception. The adjustments due to the adoption of ASC 842 primarily related to the recognition of operating lease right-of-use (ROU) assets and operating lease liabilities. No adjustment was made to accumulated deficit as of January 1, 2020. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, to determine the present value of lease payments.
Patents and Intellectual Property Costs
Costs incurred to acquire patents and to prosecute and maintain intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to approved products or if there are alternative future uses for the underlying technology. No patent or intellectual property costs have been capitalized to date.
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2020 and 2019, the Company determined that there were no indicators of impairment of long-lived assets and there were no assets held-for-sale.
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
Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is probable. The determination of the amount of the claim, and hence the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company has used its best judgment and understanding of the related program agreements in determining the receivable amount.
The Company participates in SR&ED and Research Tax Credit Programs, two federal tax incentive programs that encourage Canadian and U.S. businesses to conduct research and development in Canada and in United States, respectively. The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. These investment tax credits are recorded as reductions to research and development expenditures.

The Company also participates in the Canada Emergency Wage Subsidy (“CEWS”) program announced by the Government of Canada in April 2020, in order to help employers keep and/or return Canadian-based employees to payrolls in response to challenges posed by the COVID-19 pandemic. The Company recognizes CEWS grants when it is probable that it complied with relevant eligibility requirements and conditions of the grant and that the grant would be received.

Research and Development Costs
Research and development costs are expensed as incurred and include costs that the Company incurs for its own and for the Company’s strategic partners’ research and development activities. These costs primarily consist of expenses incurred under agreements with contract research organizations on the Company’s behalf, investigative sites and consultants that conduct the Company’s clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, the cost of acquired research patents and intellectual property that do not meet the requirements for capitalization, employee related expenses, including salaries and benefits, stock-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical Trial Expense Accruals
Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, the Company estimates accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to the Company. When making these estimates, the Company uses operational and contractual information from third party service providers and operational data from internal personnel. The Company makes considerable judgements and estimates in determining the progress of patients based on enrollment and treatment data provided by the third-party service providers and internal personnel. The accrued balance factors in the Company’s best estimate of the date on which certain services commence, the level of services performed before a given date, whether certain services are invoiceable and the cost of such services. Any changes to the estimates could have a significant impact on the accruals for clinical trial activities outsourced to third party contract research organizations recorded by the Company. If the actual timing of provision of services or level of effort varies from the Company’s estimates, the Company adjusts research and development expense and accrued liabilities accordingly on a prospective basis.
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the extent of a valuation allowance. The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Interest and tax penalties are expensed as incurred.
Stock-Based Compensation
The Company recognizes stock-based compensation expense on equity and liability classified stock-based awards granted to employees, directors, and certain consultants. The Company measures the cost of such awards based on the fair value of the award, net of estimated forfeitures, and recognizes stock-based compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. The requisite service period generally equals the vesting period of the awards. The fair values of stock option awards are estimated using the Black-Scholes option pricing model which uses various inputs including estimated fair value of the Company’s underlying common share at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common shares. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods. The fair value of restricted stock units (“RSU”) is measured using the per share fair value of the Company’s common stock on the dates of grant.
Equity classified awards are measured using their grant date fair value. Liability classified awards are initially measured using their grant date fair value and are subsequently remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost (ASC 718 awards) or other income and expenses (ASC 815 awards) for the period, while fair value changes below the grant date fair value of the original awards are recorded in additional paid-in capital.

ASC 718 “Compensation—Stock Options” (“ASC 718”), with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 “Derivatives and Hedging” (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in the Company’s functional currency is required to be classified as a liability. Certain option awards which were classified as equity on grant dates were subsequently reclassified to liability upon the change of the compensation currency for certain executives and employees holding these option awards from Canadian dollars to U.S. dollars. Total fair value of these options on reclassification date were recorded as liability awards. Accumulated expense amount to reclassification date was reversed from additional paid-in capital and the remaining amount was recorded to the statement of loss on reclassification date.
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
Definite-lived intangible assets include computer software and a research license and are amortized on a basis which reflects the pattern in which the economic benefits are consumed. Amortization begins when the assets are put into use. If there is an event indicating that the carrying value of a definite-lived intangible asset may be impaired, then the Company will perform an impairment test. When an impairment test is performed, if the carrying value exceeds the recoverable value, based on the sum of undiscounted future cash flows, then such asset is written down to its fair value.
Net loss per share
Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and warrants. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the year, including potential dilutive common shares assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to ASC 815 liability classified warrants and stock options, if dilutive, if they are presumed to be share settled. The stock options outstanding were all excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.
3. Recent Accounting Pronouncements
Initial adoption of new accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted this accounting standard as of January 1, 2020. The adoption of this standard did not have any impact to the Company’s consolidated financial statements as credit losses at the transition date were not expected to be significant, based on the evaluation of the financial condition of payment partners, and external market factors.
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
4. Net Loss per Share
Net loss per share for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common shareholders:
Basic and diluted	$(180,552)	$(145,437)	$(36,556)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	50,382,497	38,022,014	29,089,896

Net loss per common share – basic and diluted	$(3.58)	$(3.83)	$(1.26)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings as the warrants are exercisable at any time for nominal cash consideration.

5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”) and term deposits purchased from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs and term deposits bear interest at rates of 0.5%-1.6% per annum with original maturities of between 3 to 12 months, and are classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at December 31, 2020 consist of a GIC of $25,203 (December 31, 2019 - $nil) purchased from a financial institution in accordance with the Company’s cash investment policy and other debt and equity securities of $718 (December 31, 2019 - $nil) acquired for strategic purposes or in connection with licensing and collaboration agreements. Long-term GIC bear interest at rate of 1.0% per annum with original maturity of 24 months, is classified as held to maturity and is accounted for at amortized cost. Other long-term debt and equity securities are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2017	$20,700	$(2,304)	$18,396
Change during the period	—	—	—
Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	(768)	(768)
Balance at December 31, 2019	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2020	$20,700	$(3,072)	$17,628
For the year ended December 31, 2019, the Company recorded an impairment charge of $768 related to the fair value of IPR&D recognized in relation to collaboration efforts with VAR2 Pharmaceuticals ApS (“VAR2”) as the parties jointly decided not to pursue opportunities for the co-development and collaboration for antibody-based therapies. The Company concluded that IPR&D was not impaired as of December 31, 2020.
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2020 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2020, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required.

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
Computer hardware	$2,691	$2,438
Furniture and fixtures	1,559	1,248
Office equipment	971	729
Laboratory equipment	7,280	6,628
Leasehold improvements	9,054	6,374
Construction in progress	964	915
Property and equipment	$22,519	$18,332
Less accumulated depreciation	(10,334)	(7,232)
Property and equipment, net	$12,185	$11,100
Depreciation expense on property and equipment including assets acquired under capital leases for the years ended December 31, 2020, 2019 and 2018 was $3,355, $2,312 and $1,880, respectively.
8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2020	2019
Research licenses and computer software	$16,390	$12,985
Less accumulated amortization	(11,087)	(6,928)
Intangible assets, net	$5,303	$6,057
Amortization expense on intangible assets for the years ended December 31, 2020, 2019 and 2018 was $4,160, $3,113 and $1,750, respectively.
At December 31, 2020, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization expense
2021	$2,786
2022	$583
2023	$438
2024	$427
2025	$427
$4,661

9. Liabilities
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2020	2019
Trade payables	$6,244	$5,349
Accrued research and development expenses	25,962	24,262
Employee compensation and vacation accruals	9,439	5,009
Accrued legal and professional fees	859	231
Other	1,151	840
Total	$43,655	$35,691
Other long term liabilities consisted of the following:

	December 31,
	2020	2019
Liability for contingent consideration (note18)	$1,285	$978
Liabilities from in-licensing agreements	1,450	—
Finance lease liability (note 16)	122	46
Total	$2,857	$1,024

10. Exercise of liability classified warrants
On June 2, 2016, the Company entered into a Credit Agreement (the “Perceptive Debt”) with Perceptive Credit Opportunities Fund L.P. and PCOF Phoenix II Fund L.P. (collectively, “Perceptive”). The total outstanding balance of the Perceptive Debt of $7,500 was repaid by the Company in 2017 ahead of the maturity date, pursuant to the terms of the Credit Agreement. Pursuant to the terms of the Perceptive Debt, the Company also issued Warrant Certificates which entitled Perceptive to purchase up to 398,076 common shares at an exercise price of $8.67 per share.
During 2018, Perceptive exercised the warrants on a cashless basis for a net issuance of 206,361 common shares to Perceptive. The fair value of the Perceptive warrants increased by $3,565 during the period from January 1, 2018 to the date of exercise of these warrants which was recorded in other income (expense) in the consolidated statement of loss for the year ended December 31, 2018.
11. Shareholders’ Equity
a.Equity Offerings
2018 Public Offering
On June 11, 2018, the Company closed an offering pursuant to which the Company sold 6,210,000 common shares including the sale of 810,000 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $15.75 per share. The Company received net proceeds of approximately $90,752, after underwriting discounts, commissions and offering expenses of $7,056.
2019 Public Offering
On June 24, 2019, the Company closed an offering pursuant to which the Company sold 7,013,892 common shares including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $18.00 per common share and 4,166,690 Pre-Funded Warrants (note 11d) in lieu of common shares at $17.9999 per Pre-Funded Warrant. Net proceeds were approximately $188,005, after underwriting discounts, commissions and offering expenses of $13,245.

2020 Public Offering
On January 27, 2020, the Company closed a public offering pursuant to which the Company sold 5,824,729 common shares, including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $46.50 per common share and 1,075,271 Pre-Funded Warrants (note 11d) in lieu of common shares at $46.4999 per Pre-Funded Warrant. Net proceeds were $300,910, after underwriting discounts, commissions and offering expenses of $19,940.
b.Authorized
The Company has an unlimited authorized number of voting Common Shares and Preferred Shares without par value.
c.Preferred Shares
As of December 31, 2020 and 2019, no preferred shares were issued or outstanding, respectively.
Holders of Preferred Shares will be entitled to preference with respect to payment of dividends over the Common Shares and any other shares ranking junior to the Preferred Shares.
d.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019 (note 11a), the Company issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 27, 2020 (note 11a), the Company issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
The Pre-Funded Warrants are exercisable by the holders at any time on or after the original issue date. The Pre-Funded Warrants do not expire unless they are exercised or settled in accordance with the Pre-Funded Warrant agreement. As the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders will be recorded in common shares. No Pre-Funded Warrants have been exercised during the years ended December 31, 2020 and 2019.
e.Stock-Based Compensation
Original Stock Option Plan:
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
Options granted under the Original Plan are exercisable at various dates over their 10-year life. Common shares are issued from treasury when options are exercised.
Options issued to employees under the Original Plan vest over 4 years, with 25% of the options subject to vesting one year after grant and the remainder of the options vesting monthly over the following three years in equal installments. Options issued to directors under the Original Plan vest over 3 years in equal monthly installments, and options issued to consultants and members of the Scientific Advisory Board under the Original Plan vest immediately upon issuance.
The exercise prices of the Company’s stock options under the Original Plan are denominated in Canadian dollars. The Canadian dollar amounts have been translated to U.S. dollars using the period end rate or the average foreign exchange rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Stock Option Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.

New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s IPO. This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which was further amended on March 4, 2020, that includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. The terms and vesting provisions of options to be granted under the New Stock Option Plan remained same as the Original Stock Option Plan.
The maximum number of common shares reserved for issuance under the New Plan is 8,654,682, which includes 6,075,895 shares issuable upon exercise of stock options outstanding as of December 31, 2020. Beginning in 2020 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
RSUs
During the year ended December 31, 2020, the Company granted RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company’s closing stock price on the grant date.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2019	—	—
Granted	82,704	35.19
Vested and settled	—	—
Forfeited	—	—
Outstanding, December 31, 2020	82,704	35.19
As of December 31, 2020, there was $1,510 of unamortized RSU expense that will be recognized over a weighted average period of 1.56 years.

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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	2,445,990	14.66	10.74	6.99	14,421	10,571
Granted	358,800	22.92	17.14
Expired	(1,047)	4.75	3.65
Exercised	(403,553)	12.53	9.46
Forfeited	(43,777)	18.42	13.91
Outstanding, December 31, 2019	2,356,413	16.21	12.46	6.70	101,404	77,807
Granted	413,750	49.22	36.25
Expired	—	—	—
Exercised	(404,963)	13.82	10.48
Forfeited	(79,631)	33.89	25.30
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
December 31, 2020
Exercisable	1,594,793	15.89	12.46	5.42	70,665	55,424
Vested and expected to vest	2,244,532	21.72	17.03	6.35	86,461	67,814
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2018	1,539,778	11.67	9.02	4,876
Granted	1,501,750	19.89
Expired	—	—
Exercised	(126,108)	13.32
Forfeited	(62,074)	14.91
Outstanding, December 31, 2019	2,853,346	15.85	8.66	84,481
Granted	1,247,550	37.11
Expired	—	—
Exercised	(197,195)	14.59
Forfeited	(113,375)	18.01
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
December 31, 2020
Exercisable	1,500,039	14.20	7.42	49,588
Vested and expected to vest	3,655,033	22.61	8.18	90,264
During the year ended December 31, 2020, the Company received cash proceeds of $7,111 (2019: $5,498, 2018: $682) from stock options exercised. The stock options outstanding at December 31, 2020 expire at various dates from July 1, 2021 to December 9, 2030.

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2019	733,129	16.03	12.30
Options granted	413,750	32.42	25.43
Options vested	(377,519)	18.76	14.71
Options forfeited and cancelled	(78,584)	24.90	19.53
Non-vested, December 31, 2020	690,776	24.44	19.17
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2019	2,140,923	11.21
Options granted	1,247,550	24.55
Options vested	(984,811)	10.54
Options forfeited and cancelled	(113,375)	10.83
Non-vested, December 31, 2020	2,290,287	18.75
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments (note 2), are recorded in research and development expenses, general and administration expense and finance expense as follows:

	Year Ended December 31,
	2020	2019	2018
Research and development expense:
Stock-based compensation for equity classified instruments	$12,299	$5,939	$2,203
Change in fair value of liability classified instruments	(6)	8,358	2,032
	$12,293	$14,297	$4,235
General and administrative expense:
Stock-based compensation for equity classified instruments	$14,645	$6,737	$3,693
Change in fair value of liability classified instruments	1,416	27,470	5,362
	$16,061	$34,207	$9,055
Finance expense (income):
Stock-based compensation for equity classified instruments	$—	$—	$1
Change in fair value of liability classified instruments	(41)	166	150
	$(41)	$166	$151
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $1,387 for the year ended December 31, 2020 (2019 and 2018: $nil).
For the year ended December 31, 2020, stock-based compensation expense of $26,945 was recorded in additional paid-in capital and $2,171 was recorded in the liability classified stock options and ESPP liability accounts (2019: $12,676 in additional paid-in capital and $36,320 in liability classified stock options and ESPP liability accounts, 2018: $3,876 in additional paid-in capital including the impact for the minimum amount of compensation expense based on the grant date fair value of the original awards and $7,658 in liability classified stock options and ESPP liability accounts).

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	76.33%	73.59%	66.25%
Risk-free interest rate	0.60%	1.47%	2.18%
Expected average life of options	6.07 years	6.05 years	5.91 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	76.95%	73.15%	66.78%
Risk-free interest rate	0.68%	2.23%	2.69%
Expected average life of options	6.03 years	6.03 years	5.88 years
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
Share Fair Value — Options granted after the Company’s IPO are issued with exercise price equal to the fair market value of the Company’s stock on the date the grant is approved by the Board. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the Board, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Dividend yield	0%	0%
Expected volatility	77.20%	76.09%
Risk-free interest rate	0.43%	1.68%
Expected average option term	2.47 years	3.38 years
Number of liability classified stock options outstanding	1,028,676	1,249,365
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $19,446, $9,416 and $2,388 respectively. At December 31, 2020, the unamortized compensation expense related to unvested options was $27,352. The remaining unamortized compensation expense as of December 31, 2020 will be recognized over a weighted-average period of 1.8 years.

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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the year ended December 31, 2020, the Company recorded compensation expense of $803 (2019: $326) in research and development expense and general and administrative expense accounts. As of December 31, 2020, the total amount contributed by ESPP participants and not yet settled is $926 (December 31, 2019: $435).
12. Government Grants and Credits

	Year Ended December 31,
	2020	2019	2018
CEWS and other subsidies	$3,031	$—	$—
SR&ED credits (expense), net	$142	$110	$(5)
Total	$3,173	$110	$(5)
In April 2020, the Government of Canada announced the CEWS program for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to a certain percentage of eligible employees’ eligible remuneration, subject to certain criteria. The Company applied for the CEWS to the extent it met the requirements to receive the subsidy and recognized $3,005 in total subsidies during the year ended December 31, 2020 as a reduction to salaries and benefits expense in research and development expense and general administrative expense in the consolidated statement of loss and comprehensive loss.
For the year ended December 31, 2020, the Company recognized refundable investment tax credits of $142 as a reduction of research and development expense. Although the Company has used its best judgment and understanding of the related income tax legislation in determining its claims, it is possible the amounts could increase or decrease materially in the future, as the Canada Revenue Agency and Revenue Québec reserve the right to review and audit the investment tax credit claims.

13. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2020	2019	2018
BeiGene:
Milestone revenue	$15,000	$—	$—
Recognition of upfront fee	—	3,530	23,530
BMS:
Upfront fee relating to amendment	12,000	—	—
Option exercise fee	—	7,500	4,000
Iconic:
Partner revenue	4,000	—	—
Milestone revenue	—	1,000	—
Merck:
Milestone revenue	—	2,000	—
Lilly:
Milestone revenue	—	8,000	2,000
Daiichi Sankyo:
Technology access fee	—	—	18,000
Commercial license option fee	—	3,500	—
LEO:
Recognition of upfront fee	—	—	5,000
Research support payments and other payments	7,951	4,014	489
	$38,951	$29,544	$53,019
Contract Assets and Liabilities
As at December 31, 2020 and 2019, contract assets from research, collaboration and licensing agreements were $nil and contract liabilities were $32,941. Contract liabilities relate to deferred revenue from the BeiGene agreement described below.
2020 Agreements:
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
2019 and prior agreements:
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
Over the life of the agreement, the Company is eligible to receive payments up to $190.75 million, for various license and milestone payments including an upfront payment. From contract inception to December 31, 2020, the Company has received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. The Company is eligible to receive additional payments for completion of investigational new drug (“IND”) enabling studies of up to $4.0 million, development milestone payments of up to $66.0 million and commercial milestone payments of up to $114.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single digits on product sales. Merck will have exclusive worldwide commercialization rights to products derived from the agreement. The events and conditions resulting in payments for research, development and commercial milestones solely depend on Merck’s performance.
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
The Company is eligible to receive up to $52.0 million for various license and milestone payments. From contract inception to December 31, 2020, the Company has received an upfront payment of $1.0 million and research and development related payments of $3.0 million. The Company is eligible to receive additional development milestone payments of up to $8.0 million and commercial milestone payments of up to $40.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single digits on product sales. Over the life of the agreement, the Company will receive funding for internal and external research costs incurred on behalf of Lilly on the project. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. The Company determined that other than the research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.
Lilly was a related party during 2018 but was not considered to be a related party as of December 31, 2018 and thereafter.
Licensing and Collaboration Agreement with Lilly
On October 22, 2014, the Company entered into a second Licensing and Collaboration Agreement with Lilly to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. This agreement did not alter or amend the initial agreement entered into on December 17, 2013. Under the terms of this agreement Lilly was granted a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. Each of the two agreements with Lilly were negotiated independently and the deliverables covered by the respective contracts are unrelated to one another as they cover different product candidates. Accordingly, the second Licensing and Collaboration Agreement with Lilly has been accounted for as a new arrangement.
The Company is eligible to receive up to $125.0 million in various license and milestone payments. From contract inception to December 31, 2020, the Company has received research and development related payments totaling $10.0 million. The Company is eligible to receive additional development milestone payments of up to $20.0 million and commercial milestone payments of up to $95.0 million. In addition, the Company is eligible to receive tiered royalties in the low to mid-single digits on product sales. Lilly will have exclusive worldwide commercialization rights to products derived from the collaboration. The Company determined that other than one specific research milestone, the events and conditions resulting in payments for development and commercial milestones solely depend on Lilly’s performance.
Licensing and Collaboration Agreement with Celgene Corporation & Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol- Myers Squibb company, “BMS”)
On December 23, 2014, the Company entered into an agreement with Celgene (now “BMS”) to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. The Company will apply its Azymetric platform in combination with BMS’s proprietary targets to create novel bispecific antibodies for which BMS has an option to develop and commercialize a certain number of products (“Commercial License Option”).
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, the Company is eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. From contract inception to December 31, 2020, BMS has exercised one commercial license option and the Company has received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a Commercial License Option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on BMS’s performance.
In June 2020, the Company’s existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company’s EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront fee of $12.0 million and all other financial terms were unchanged. The Company’s performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the year ended December 31, 2020.
Collaboration and License Agreement with GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”)
On December 1, 2015, the Company entered into a Collaboration and License Agreement with GSK for the research, development, and commercialization of novel Fc-engineered monoclonal and bispecific antibody therapeutics, which have been optimized for specific therapeutic effects. The Company and GSK will collaborate to further develop the Company’s EFECT platform through the design, engineering, and testing of novel engineered Fc domains tailored to induce specific antibody-mediated immune responses.
At the conclusion of the research collaboration, both GSK and the Company will have the right to develop and commercialize monoclonal and bispecific antibody candidates that incorporate the Company’s optimized immune-modulating Fc domains.
Under the terms of the agreement, GSK will have the right to develop a minimum of four products across multiple disease areas, and the Company will be eligible to receive up to $1.1 billion, including research, development, and commercial milestones of up to $110.0 million for each product. In addition, the Company is eligible to receive tiered sales royalties. Under the terms of the agreement, each party is liable for their own internal and external research costs incurred in the project. Furthermore, the Company will have the right to develop up to four products with the intellectual property arising from the collaboration without any royalty or milestone payment to GSK. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
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
The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2020, the Company has received an upfront technology access fee payment of $6.0 million. The Company is also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties on potential sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
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

The Company is also eligible to $149.9 million in milestone and other payments. From contract inception to December 31, 2020, the Company has received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. The Company is also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. The Company also has non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, Zymeworks is solely responsible for all research, development and commercialization of the resulting products.
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
The Company is also eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2020, the Company has received an upfront technology access fee payment of $18.0 million. The Company is also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
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
The Company is eligible to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2020, the Company has received an upfront payment of $50.0 million. The Company is also eligible to receive development milestone payments of up to $282.0 million and commercial milestone payments of up to $1.12 billion. In addition, Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.
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
Pursuant to this agreement, the Company received an upfront payment of $5.0 million in 2018. In addition, (i) for the first therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by the Company outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales.
No development or commercial milestone payments or royalties have been received to date.
Collaboration and License Agreements with BeiGene, Ltd. (“BeiGene”)
On November 26, 2018, the Company entered into three concurrent agreements with BeiGene whereby the Company granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, zanidatamab (formerly known as “ZW25”) (“Zanidatamab Agreement”) and ZW49 (“ZW49 Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms.
Pursuant to these agreements, the Company received an upfront payment of $60.0 million in 2018 for the totality of the rights described. The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $40.0 million of transaction price to the License and Collaboration Agreements for zanidatamab and ZW49 and $20.0 million to the Company’s performance obligations under the Research and Licensing Agreement for Azymetric and EFECT Platforms.
License and Collaboration Agreements for Zanidatamab and ZW49
The Company is also eligible to receive development and commercial milestone payments of up to $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. Under the agreements, the Company and BeiGene are collaborating on certain global clinical studies and both the Company and BeiGene will be independently conducting clinical studies in their own respective territories. Each of the Company and BeiGene are responsible for all the development and commercialization costs in their own territories.
In relation to the Zanidatamab Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the Joint Steering Committee (“JSC”) and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Remaining deliverables were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation. The consideration of $7.1 million allocated to this performance obligation was recognized as revenue over a two-month period during which the delivery of the license and transfer of the relevant technology occurred. Deliverables of continuing technology transfer and participation in the JSC and other sub-committees together were considered to be a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these activities are completed. Remaining deliverables are considered individually distinct and the revenue will be recognized as delivery or transfer of future rights to BeiGene occurs.
In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-

positive GEA. The Company recognized revenue of $5.0 million in relation to this milestone. Also, in November 2020, BeiGene dosed the first patient in South Korea in a pivotal, single-arm clinical trial of zanidatamab monotherapy in patients with advanced or metastatic HER2-amplified BTC. The Company recognized revenue of $10.0 million in relation to this milestone.
In relation to the ZW49 Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the JSC and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Manufacturing technology transfer, provision of development supply and provision of commercial supply were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation while continuing technology transfer and participation in the JSC and other sub-committees together were considered as a single performance obligation. Remaining deliverables were considered individually distinct. No performance obligations were completed by the Company as of December 31, 2020 as the initial transfer of technologies and relevant know-how is not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for ZW49 or completion of dose escalation studies. Accordingly, no revenue was recognized from the ZW49 Agreement to date.
As of December 31, 2020, the Company recorded $32,941 of the upfront fees from the zanidatamab and ZW49 agreements as deferred revenue on the Company’s consolidated balance sheet (December 31, 2019: $32,941). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
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
Pursuant to this agreement, the Company was initially eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. From contract inception to December 31, 2020, the Company has received $1.0 million in milestone payments. This agreement also provides the Company with co-promotion rights with increased royalties for products generated from this collaboration. If Iconic was to sublicense the program, in lieu of co-promotion rights, the Company would receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales.
In December 2020, Exelixis, Inc. exercised an option under an existing agreement with Iconic to license ICON-2 (subsequently renamed XB002) and under the Company’s agreement with Iconic, the Company received $4.0 million accordingly, a share of the $20.0 million option fee paid to Iconic by Exelixis. The Company is eligible to receive a share of all future revenue received by Iconic from Exelixis under this license, as well as tiered royalties on worldwide sales. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products.

14. Other expense, net
Other expenses consist of the following:

	Year ended December 31,
	2020	2019	2018
Foreign exchange (loss) gain	$1,683	$(567)	$72
Change in fair value of warrant liabilities (note 10)	—	—	(3,565)
Other	(35)	(28)	(135)
	$1,648	$(595)	$(3,628)

15. Income Taxes
a. Income tax (expense) recovery is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Current income tax expense	$(292)	$(1,373)	$(2,188)
Deferred income tax (expense) recovery	(137)	1,955	17
Income tax (expense) recovery	$(429)	$582	$(2,171)
Current income tax expense for the years ended December 31, 2020, 2019 and 2018 arose from the operations of Zymeworks Biopharmaceuticals Inc., the Company’s wholly owned subsidiary in the United States, and from the withholding taxes paid by the Company abroad in 2020, 2019 and 2018.
b. Income tax (expense) recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate of 27% (2019: 27%, 2018: 27%) to loss before income taxes as shown in the following tables:

	Year Ended December 31,
	2020	2019	2018
Computed taxes at Canadian tax rate	$48,627	$39,453	$9,284
Non-deductible expenses	(9,191)	(13,020)	(4,311)
Difference between domestic and foreign tax rate	185	104	14
Effect of change in tax rates	—	(10)	(2)
Adjustments to prior year	(441)	(39)	(543)
Change in valuation allowance	(48,411)	(29,057)	(9,340)
Share issuance costs in equity	5,385	3,578	1,906
Change in recognition and measurement of tax positions	—	(2,391)	(672)
Changes due to SR&ED and research credits	4,067	2,200	1,668
Other	(650)	(236)	(175)
Income tax (expense) recovery	$(429)	$582	$(2,171)

c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Non-capital losses carried forward	$71,566	$33,016
Deferred revenue	8,894	8,894
Share issue costs	8,365	5,473
Property and equipment	1,423	1,731
Intangible assets	1,352	191
Research and development deductions and credits	27,994	21,813
Contingent consideration	366	264
Stock options	2,038	1,242
Operating lease liability	1,837	1,540
Other	280	157
	$124,115	$74,321
Deferred tax liabilities:
Property and equipment	(1,296)	(583)
IPR&D	(4,760)	(4,760)
Operating lease right-of-use assets	(1,181)	(1,016)
Outside basis difference in foreign subsidiary	(1,178)	(434)
Other	—	26
	$(8,415)	$(6,767)
	115,700	67,554
Less: valuation allowance	(115,155)	(66,744)
Net deferred tax assets	$545	$810
Deferred tax asset	$1,723	$1,218
Deferred tax liability	(1,178)	(408)
Net deferred tax assets	$545	$810
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
d. At December 31, 2020, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $265.1 million (December 31, 2019: $122.3 million) expiring commencing 2035 through 2040.
At December 31, 2020, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $69.5 million (December 31, 2019: $58.2 million), with no expiry. At December 31, 2020, the Company has approximately $11.7 million (December 31, 2019: $8.1 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2040.

e. The investment tax credits and non-capital losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Non-capital losses
2029	1,169	—
2030	1,365	—
2031	—	—
2032	—	—
2033	—	—
2034	229	—
2035	1,068	3,961
2036	862	24,578
2037	1,586	10,625
2038	1,485	—
2039	1,818	81,253
2040	2,162	144,644
	$11,744	$265,061

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$3,063	$672	$—
Increases related to prior year tax positions	—	—	142
Increases related to current year tax positions	—	2,391	530
Balance, end of year	$3,063	$3,063	$672
Included in the balance of unrecognized tax benefits at December 31, 2020, 2019 and 2018 are potential benefits of $nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of loss and comprehensive loss.
The Company currently files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2020 remain subject to Canadian income tax examinations. Tax years ranging from 2017 to 2020 remain subject to U.S. income tax examinations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any significant impact on the Company's 2020 and 2019 tax provision.
16. Leases
The Company leases separate office and laboratory spaces in Vancouver, British Columbia, with terms of each lease expiring in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. The commencement date of this lease depends upon completion of construction of the building and is currently estimated to be no later than the fourth quarter of 2021. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in

Seattle, Washington with lease terms expiring in February 2022 and September 2025. None of the optional extension periods have been included in the determination of the right-of-use asset or the lease liability for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion	$2,710	$1,282
Long-term portion	5,812	5,599
Total operating lease liabilities	8,522	$6,881
Finance lease liabilities:
Current portion included in other current liabilities	17	10
Long-term portion included in other long-term liabilities	122	46
Total finance lease liabilities	139	56
Total lease liabilities	$8,661	$6,937

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 was $2,851 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$2,838
1 to 2 years	1,712
2 to 3 years	1,641
3 to 4 years	1,546
4 to 5 years	1,186
Thereafter	—
Total operating lease payments	8,923
Less:
Imputed interest	(401)
Operating lease liabilities	$8,522
As of December 31, 2020, the weighted average remaining lease term is 4.0 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollars and 2.7% for leases in U.S. dollars.
During the year ended December 31, 2020, the Company incurred total operating lease expenses of $3,595 (2019 - $2,845), which included lease expenses associated with fixed lease payments of $3,156 (2019 - $2,639), and variable payments associated with common area maintenance and similar expenses of $439 (2019 - $251).
During the year ended December 31, 2020, the Company recognized impairment losses of $667, on the right of use asset relating to the Company’s lease of office space in Seattle which has been vacated.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $26,153 under the terms of the lease for the Company’s future head office, which is expected to commence in fourth quarter of 2021.

The Company also leases office equipment under finance lease agreements. As of December 31, 2020, the maturities of the Company’s finance lease liabilities were as follows:

Finance leases
Within 1 year	$17
1 to 2 years	23
2 to 3 years	23
3 to 4 years	50
4 to 5 years	28
Thereafter	—
Total finance lease payments	141
Less:
Imputed interest	(2)
Finance lease liabilities	$139

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

The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at December 31, 2020, the carrying values of long-term investments in debt securities with financial institutions approximate their fair values which is comprised of principal investment and accrued interest to date. Other long term investments in debt and equity securities private entities are accounted for as available for sale at their fair values. As quoted prices for the liability classified stock options are not readily available, the Company uses a Black-Scholes option pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$39,284	$—	$—	$39,284
Liability for contingent consideration	1,285	—	—	1,285
Total	$40,569	$—	$—	$40,569

	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$45,569	$—	$—	$45,569
Liability for contingent consideration	978	—	—	978
Total	$46,547	$—	$—	$46,547
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Year ended December 31, 2020	$978	$307	$1,285
Year ended December 31, 2019	$707	$271	$978
The following table presents the changes in fair value of liability-classified stock options:

	Liability at beginning of the period	Reclassification to liabilities from equity	Increase (decrease) in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Year ended December 31, 2020	$45,569	$110	$1,369	$(8,320)	$556	$39,284
Year ended December 31, 2019	$12,603	$119	$35,994	$(3,804)	$657	$45,569
The change in fair value of liability classified stock options for the period is presented within research and development expenses and general and administrative expenses (note 11e).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents, short-term investments and long-term investments with high credit quality financial institutions.
At December 31, 2020, the maximum exposure to credit risk for accounts receivable was $15,293 (December 31, 2019: $2,185) and all accounts receivable are due within the next 12 months. As at December 31, 2020 and December 31, 2019, the Company has not recognized any provision for expected credit losses in relation to accounts receivable.

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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2020, the Company’s net monetary assets denominated in Canadian dollars were $19.6 million (C$25.0 million).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s consolidated financial statements.
18. Commitments and Contingencies
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2020, the contingent consideration had an estimated fair value of approximately $1,285, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2019: $978). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

19. Supplemental Financial Information (unaudited)
The following unaudited quarterly financial information should be read in conjunction with our financial statements and related notes included elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period. Selected quarterly results from operations for the years ended December 31, 2020 and 2019 were as follows:

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue from research and development collaborations	$15,680	$2,643	$12,359	$8,269
Operating expenses	53,225	76,337	52,708	44,149
Net loss	(37,893)	(72,562)	(38,961)	(31,136)
Net loss per common share - Basic and diluted	$(0.74)	$(1.43)	$(0.77)	$(0.64)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue from research and development collaborations	$1,877	$7,860	$7,882	$11,925
Operating expenses	75,629	41,424	37,314	26,478
Net loss	(72,244)	(30,475)	(29,077)	(13,641)
Net loss per common share - Basic and diluted	$(1.66)	$(0.70)	$(0.89)	$(0.43)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2020. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2021 annual meeting of shareholders (the “2021 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 11.    Executive Compensation
The information required by Item 11. of Form 10-K is incorporated by reference to our 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12. of Form 10-K is incorporated by reference to our 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13. of Form 10-K is incorporated by reference to our 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14. of Form 10-K is incorporated by reference to our 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

4.3	Form of Pre-Funded Warrant to purchase common shares (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

4.4	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

4.5
Registration Rights Agreement dated March 16, 2020, by and among Zymeworks Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

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

Exhibit No.	Description
10.8#
Second Amended and Restated Employee Stock Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

10.9†
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

10.19
Lease of Office Space Agreement dated as of April 6, 2015, by and between Poplar Properties Ltd. and Zymeworks Inc. and the Amendment thereto dated August 28, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.20#
Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Schedule “B” to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 16, 2018).

10.21†
First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between the Registrant, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.22†
Collaboration and License Agreement, effective as of November 13, 2017, by and between the Registrant and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

Exhibit No.	Description
10.23†
License Agreement, effective as of May 14, 2018, by and between the Registrant and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 18, 2018).

10.24†
Research and License Agreement, effective as of October 23, 2018, by and between the Registrant and LEO Pharma A/S (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on October 26, 2018).

10.25†
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

10.28
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks Inc. (incorporated by reference to Exhibit 10.29 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.29#
Employment Agreement effective September 17, 2018, by and between the Registrant and Anthony Polverino (incorporated by reference to Exhibit 10.30 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.30*
License Agreement between Zymeworks Inc. and Iconic Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.31*
First Amendment to Platform Technology Transfer and License Agreement between Zymeworks Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 15, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.32#
Employment Agreement effective October 14, 2019, by and between the Registrant and Kathryn O’Driscoll. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

10.33
Open Market Sale AgreementSM, dated November 5, 2019, between Zymeworks Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019).

10.34#	Zymeworks Amended and Restated Stock Option and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.35*
First Amendment to Collaboration Agreement, dated May 25, 2020, by and between Zymeworks Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.36*
Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.4*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited. incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

99.5*
Side Letter Agreement effective as of September 30, 2019, by and between Registrant and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

99.6*
Side Letter Agreement effective as of February 20, 2020, by and between Registrant and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.6 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

99.7*
Amendment No. 1 to License Agreement effective as of February 26. 2020, by and between Zymeworks Inc. and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

99.8*
Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

99.9*
Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

99.10*
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

99.11*	Fifth Amendment to Collaboration and License Agreement, effective as of March 30, 2020, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited.

99.12	Amendment No. 2 to License Agreement effective as of December 10, 2020, by and between Zymeworks Inc. and Iconic Therapeutics, Inc.

101	The following materials from the Registrant’s Annual Report on Form10-Kfor the year ended December 31, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2019 and 2018, (ii) Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________
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
Dated: February 24, 2021

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ali Tehrani	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Ali Tehrani

/s/ Neil Klompas	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021
Neil Klompas

/s/ Troy M. Cox	Director	February 24, 2021
Troy M. Cox

/s/ Kenneth Hillan	Director	February 24, 2021
Kenneth Hillan

/s/ Susan Mahony	Director	February 24, 2021
Susan Mahony

/s/ Kelvin Neu	Director	February 24, 2021
Kelvin Neu

/s/ Hollings C. Renton	Director	February 24, 2021
Hollings C. Renton

/s/ Natalie Sacks	Director	February 24, 2021
Natalie Sacks

/s/ Lota Zoth	Director	February 24, 2021
Lota Zoth