Form 10-Q
period 2021-03-31
Zymeworks Inc.
filed 2021-05-05
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of May 3, 2021 was 46,170,034.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2021

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,947	$242,036
Short-term investments (note 5)	131,527	184,318
Accounts receivable	4,576	15,293
Prepaid expenses and other current assets	16,718	13,429
Total current assets	432,768	455,076
Deferred financing fees	848	805
Long-term investments (note 5)	886	25,921
Long-term prepaid assets	2,149	2,290
Deferred tax asset	1,813	1,723
Property and equipment, net	12,305	12,185
Operating lease right-of-use assets	5,433	5,429
Intangible assets, net	4,213	5,303
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$490,059	$538,376
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$43,654	$43,655
Fair value of liability classified stock options (note 12)	23,617	39,284
Current portion of operating lease liability (note 11)	2,952	2,710
Other current liabilities	22	17
Total current liabilities	70,245	85,666
Long-term portion of operating lease liability (note 11)	5,333	5,812
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,880	2,857
Deferred tax liability	1,515	1,178
Total liabilities	112,914	128,454
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at March 31, 2021 and December 31, 2020, respectively; 46,164,888 and 46,035,389 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (note 8b)	729,007	724,219
Additional paid-in capital	170,648	163,623
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(515,851)	(471,261)
Total shareholders’ equity	377,145	409,922
Total liabilities and shareholders’ equity	$490,059	$538,376
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Research and development collaborations (note 9)	$644	$8,269
Operating expenses:
Research and development	44,283	36,943
General and administrative	1,296	7,206
Total operating expenses	45,579	44,149
Loss from operations	(44,935)	(35,880)
Other income (expense):
Interest income	741	1,869
Other income, net (note 10)	129	3,250
Total other income, net	870	5,119
Loss before income taxes	(44,065)	(30,761)
Income tax expense	(525)	(375)
Net loss and comprehensive loss	$(44,590)	$(31,136)

Net loss per common share (note 4):
Basic and diluted	$(0.87)	$(0.64)
Weighted-average common shares outstanding (note 4):
Basic and diluted	51,367,663	48,686,718
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units ("RSUs")	23,956	843	—	—	(843)	—
Stock-based compensation	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,590)	$(31,136)
Items not involving cash:
Depreciation and amortization of property and equipment	958	775
Amortization of intangible assets	1,090	980
Stock-based compensation recovery	(6,733)	(2,716)
Amortization and impairment of operating lease right-of-use assets	572	1,062
Deferred income tax expense	246	351
Non-cash consideration from licensing agreement	—	(218)
Change in fair value of contingent consideration liability	31	—
Change in fair value of investments in equity instruments	(167)	—
Unrealized foreign exchange loss (gain)	717	(4,037)
Changes in non-cash operating working capital:
Accounts receivable	10,717	(6,467)
Prepaid expenses and other current assets	(2,657)	2,602
Accounts payable and accrued liabilities	(163)	1,065
Operating lease liabilities	(824)	252
Net cash used in operating activities	(40,803)	(37,487)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	—	300,910
Issuance of common shares on exercise of stock options (note 8e)	1,321	1,447
Issuance of common shares through employee stock purchase plan	829	419
Deferred financing fees	(40)	60
Finance lease payments	(4)	(4)
Net cash provided by financing activities	2,106	302,832
Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	77,542	(203,822)
Acquisition of property and equipment	(695)	(530)
Acquisition of intangible assets	—	(419)
Net cash provided by (used in) investing activities	76,847	(204,771)
Effect of exchange rate changes on cash and cash equivalents	(239)	460
Net change in cash and cash equivalents	37,911	61,034
Cash and cash equivalents, beginning of period	242,036	128,451
Cash and cash equivalents, end of period	$279,947	$189,485
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$485	$1,982
Acquisition of property and equipment in accounts payable and accrued liabilities	383	570
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2020.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020.
All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Certain prior period amounts have been reclassified from general and administrative expenses to research and development expenses to conform to the current period's presentation. These reclassifications had no effect on previously reported operating expenses, net loss, shareholders equity and cash flows from operating activities.

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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders:
Basic and diluted	$(44,590)	$(31,136)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	51,367,663	48,686,718

Net loss per common share - basic and diluted	$(0.87)	$(0.64)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”), term deposits and commercial paper acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs, term deposits and commercial paper bear interest at rates of 0.8%-0.9% per annum, and are classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at March 31, 2021 consist of equity instruments of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements with changes in fair value recorded through net income.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both March 31, 2021 and December 31, 2020. The Company concluded that there were no impairment indicators related to IPR&D as of March 31, 2021.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2020. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2020, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2021.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Trade payables	$4,876	$6,244
Accrued research and development expenses	31,527	25,962
Employee compensation and vacation accruals	5,536	9,439
Accrued legal and professional fees	472	859
Other	1,243	1,151
Total	$43,654	$43,655

Other long-term liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Liability for contingent consideration (note 12)	$1,316	$1,285
Liability from in-licensing agreement	1,450	1,450
Finance lease liability (note 11)	114	122
Total	$2,880	$2,857

8. Shareholders’ Equity
a.Equity Offerings
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
c.Preferred Shares
As of March 31, 2021 and December 31, 2020, no preferred shares were issued or outstanding, respectively.

d.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019, the Company issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.

In connection with a public offering completed on January 27, 2020 (note 8a), the Company issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
The Pre-Funded Warrants are exercisable by the holders at any time on or after the original issue date. The Pre-Funded Warrants do not expire unless they are exercised or settled in accordance with the Pre-Funded Warrant agreement. As the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders will be recorded in common shares. No Pre-Funded Warrants have been exercised to date.
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
New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company's IPO. This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which was further amended on March 4, 2020, that includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. The terms and vesting provisions of options to be granted under the New Stock Option Plan remained same as the Original Stock Option Plan.
The maximum number of common shares reserved for issuance under the New Plan is 10,698,103, which includes 7,393,588 shares issuable upon exercise of options outstanding as of March 31, 2021. Beginning in 2021 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2021, the Company granted 109,535 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. As of March 31, 2021, there was $4,977 of unamortized RSU expense that will be recognized over a weighted average period of 1.84 years.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2020	82,704	35.19
Granted	109,535	37.18
Vested and settled	(23,956)	35.20
Forfeited	—	—
Outstanding, March 31, 2021	168,283	36.49
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
Granted	345,867	44.51	35.24
Exercised	(42,187)	18.73	14.74
Forfeited	(2,837)	52.46	41.19
Outstanding, March 31, 2021	2,586,412	25.03	19.92	6.70	43,313	34,388
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
Granted	1,091,065	36.75
Exercised	(36,549)	19.25
Forfeited	(37,666)	33.35
Outstanding, March 31, 2021	4,807,176	25.95	8.40	39,833
During the three months ended March 31, 2021, the Company received cash proceeds of $1,321 from stock options exercised.
The stock options outstanding at March 31, 2021 expire at various dates from July 1, 2021 to March 9, 2031.

The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments (note 12), are recorded in research and development expenses, general and administration expenses and finance expense (income) as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expense:
Stock-based compensation for equity classified instruments	$4,336	$2,016
Change in fair value of liability classified instruments	(2,513)	(1,794)
	$1,823	$222
General and administrative expense:
Stock-based compensation for equity classified instruments	$4,192	$2,228
Change in fair value of liability classified instruments	(12,951)	(5,379)
	$(8,759)	$(3,151)
Finance expense (income):
Change in fair value of liability classified instruments	(66)	(34)
	$(66)	$(34)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $606 for the three months ended March 31, 2021 (three months ended March 31, 2020: $91).

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	81.6%	75.2%
Risk-free interest rate	1.01%	0.66%
Expected average life of options	6.07 years	6.07 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	81.6%	75.3%
Risk-free interest rate	0.96%	0.80%
Expected average life of options	6.07 years	6.06 years
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
Share Fair Value — Options granted after the Company’s IPO, are issued with exercise price equal to the fair market value of the Company’s stock on the date the grant is approved by the Board. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the Board, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Dividend yield	0%	0%
Expected volatility	86.8%	80.2%
Risk-free interest rate	0.45%	0.51%
Expected average option term	2.68 years	3.20 years
Number of liability classified stock options outstanding	1,011,965	1,252,604
At March 31, 2021, the unamortized compensation expense related to unvested options was $52,986 (C$66,737). The remaining unamortized compensation expense as of March 31, 2021 will be recognized over a weighted-average period of 1.99 years.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three months ended March 31, 2021, the Company recorded compensation expense of $269 (2020: $155) in research and development expense and general and administrative expense accounts. As of March 31, 2021, the total amount contributed by ESPP participants and not yet settled is $685 (December 31, 2020: $926).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended March 31,
	2021	2020
BeiGene, Ltd ("BeiGene"):
Milestone revenue	$—	$5,000
Research support and other payments	644	3,269
	$644	$8,269

Since December 31, 2020, there have not been any material changes to the key terms of our collaboration and license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2020.
In March 2020, the Company recognized milestone revenue of $5,000 under a license and collaboration agreement with BeiGene upon BeiGene's dosing of zanidatamab in the first patient in a clinical study in its territory. The Company did not have any performance obligations in relation to this milestone on the date it was achieved. Accordingly, it was recognized as revenue during the three months ended March 31, 2020.

At March 31, 2021, contract assets from research, collaboration and licensing agreements were nil (December 31, 2020: nil) and contract liabilities were $32,941 (December 31, 2020: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene referred to above. During the three months ended March 31, 2021, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three months ended March 31, 2020: nil). Amounts not expected to be recognized as revenue in the next twelve months from March 31, 2021 have been classified as long-term deferred revenue.
10. Other (expense) income , net
Other (expense) income consist of the following:

	Three Months Ended March 31,
	2021	2020
Foreign exchange gain (loss)	$(63)	$3,223
Other	192	27
	$129	$3,250

11. Leases

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
The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion	$2,952	$2,710
Long-term portion	5,333	5,812
Total operating lease liabilities	8,285	$8,522
Finance lease liabilities:
Current portion included in other current liabilities	22	17
Long-term portion included in other long-term liabilities	114	122
Total finance lease liabilities	136	139
Total lease liabilities	$8,421	$8,661
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 was $764 and was included in net cash used in operating activities in the consolidated statement of cash flows.

As of March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$3,065
1 to 2 years	1,622
2 to 3 years	1,614
3 to 4 years	1,556
4 to 5 years	794
Thereafter	—
Total operating lease payments	8,651
Less:
Imputed interest	(366)
Operating lease liabilities	$8,285
As of March 31, 2021, the weighted average remaining lease term is 3.7 years and the discount rate used to determine the operating lease liability was 4.6% for leases in Canadian dollars and 2.7% for leases in U.S. dollars.
During the three months ended March 31, 2021, the Company incurred total operating lease expenses of $1,003, which included lease expenses associated with fixed lease payments of $886, and variable payments associated with common area maintenance and similar expenses of $117.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $27,024 under the terms of the lease for the Company’s future head office, which is expected to commence in fourth quarter of 2021.
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

The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at March 31, 2021, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. As quoted prices for the liability classified stock options are not readily available, the Company uses a Black-Scholes option pricing model to estimate fair value, which utilizes level 3 inputs as defined above. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2021	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$23,617	$—	$—	$23,617
Liability for contingent consideration (note 13)	1,316	—	—	1,316
Total	$24,933	$—	$—	$24,933

	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Liability classified stock options	$39,284	$—	$—	$39,284
Liability for contingent consideration (note 13)	1,285			1,285
Total	$40,569	$—	$—	$40,569
The following table presents the changes in fair value of the liability classified stock options:

	Liability at beginning of the period	(Decrease) increase in fair value of liability classified stock options	Exercise of options	Unrealized foreign currency loss (gain)	Liability at end of the period
Three months ended March 31, 2021	$39,284	$(15,531)	$(641)	$505	$23,617

The change in fair value of liability classified stock options for the period is presented within research and development expenses and general and administrative expenses.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended March 31, 2021	$1,285	$31	$1,316

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

At March 31, 2021, the maximum exposure to credit risk for accounts receivable was $4,576 (December 31, 2020: $15,293) and all accounts receivable are due within the next 12 months. As at March 31, 2021 and December 31, 2020, the Company has not recognized any provision for expected credit losses in relation to accounts receivable.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium-term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents and short-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.

Foreign Currency Risk

The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2021, the Company’s net monetary assets denominated in Canadian dollars were $22,528 (C$28,401).

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
In connection with the Company's 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2021, the contingent consideration had an estimated fair value of $1,316, which has been recorded within other long-term liabilities on the Company's consolidated balance sheet (December 31, 2020: $1,285). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 and with the securities commissions in all provinces and territories of Canada on February 24, 2021. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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
•EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function; and
•ProTECT, which enables tumor-specific activity that may reduce systemic toxicity, and simultaneously enhances localized immune co-stimulation or checkpoint modulation that may increase efficacy.

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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2021, we received $795.7 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2021, we had $411.5 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2021, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into the second half of 2022 and potentially beyond.

We reported a net loss of $44.6 million for the three months ended March 31, 2021 and through March 31, 2021, we had an accumulated deficit of $515.9 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments

COVID-19

COVID-19 has impacted our research and development activities, but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external contract research organizations (“CROs”) to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.

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
ZW49 Clinical Program:

In January 2021, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study. In 35 patients who have received ZW49 across all dosing regimens, there have been no dose-limiting toxicities, no treatment-related hematologic, pulmonary, or liver toxicity, and no treatment-related deaths. Over 90% of treatment-related adverse events have been mild or moderate (Grade 1 or 2) in severity, with the most common being keratitis, fatigue, and diarrhea, which have been reversible and manageable in an outpatient setting. There have been no discontinuations due to treatment-related adverse events, and the maximum tolerated dose has not yet been established. ZW49 has demonstrated antitumor activity at all dose levels evaluated in the once every three week regimen including confirmed partial responses and stable disease per RECIST 1.1. Dose escalation is continuing at 3 mg/kg once every three weeks. Three indication-specific expansion cohorts (HER2-positive breast cancer, HER2-positive GEA, and a basket cohort of other HER2-positive cancers) utilizing the 2.5 mg/kg once every three week regimen have also been initiated to better ascertain antitumor activity in more homogeneous patient populations.
Preclinical Programs:
In April 2021, we presented five posters at the American Association for Cancer Research (AACR) Annual Meeting. The presentations highlight preclinical data that reveal new insights into the unique mechanisms of action of lead clinical candidate, zanidatamab, introduce our fourth therapeutic platform, ProTECT, and describe two new preclinical assets focused on the cytokine, IL-12, and the immune-oncology target, 4-1BB.
Executive Team Changes:
In January 2021, Mr. James Priour was promoted to Chief Commercial Officer and named to the Executive Committee. In April 2021, we announced that Dr. Diana Hausman will transition from her role as our Chief Medical Officer and Dr. Neil Josephson, our Senior Vice President, Clinical Research, will assume the role of interim Chief Medical Officer. Dr. Hausman will remain as a clinical advisor through November 15, 2021.
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

There have not been any material changes to the key terms of any of our licensing and collaboration agreements, since December 31, 2020. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Operating Expenses
Our operating expenses consist primarily of research and development expenses and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate certain indirect expenses associated with our facilities, information technology, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.
Research and Development Expense
Research and development expenses consist of expenses incurred in performing research and development activities such as conducting clinical trials and preclinical research studies, technical and manufacturing operations, regulatory affairs and other indirect expenses in support of advancing our product candidates and therapeutic platforms. Research and development expenses include third-party program costs, internal personnel costs and other indirect costs as follows:
•fees paid to CROs, consultants, subcontractors and other third-party vendors for work performed for our clinical trials, preclinical studies and regulatory activities;
•fees paid to third-party manufacturers to produce our clinical product candidate supplies;
•amounts paid to vendors and suppliers for laboratory supplies;
•fees, milestone payments and other expenses incurred in connection with license agreements and amendments;
•employee-related expenses such as salaries and benefits and stock based-compensation;
•depreciation of laboratory equipment, computers and leasehold improvements; and
•overhead expenses such as facilities, information technology and other allocated items.
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
General and Administrative Expense
General and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs and other expenses. We expect general and administrative expenses to increase as we expand our infrastructure to support our ongoing research and development activities.

Other Income (Expense)
Other income (expense) primarily consists of interest income and foreign exchange gain (loss).
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2020.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2021 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three months ended March 31, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2021 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	(dollars in millions)
Revenue from research and collaborations	$0.6	$8.3	$(7.7)	(93)%

Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.

Total revenue decreased by $7.7 million in the three months ended March 31, 2021 compared to the same period in 2020. Revenue for the three months ended March 31, 2021 included $0.6 million from our partners for research support and other payments. Revenue for the same period in 2020 included $5.0 million from BeiGene for a development milestone and $3.3 million from our partners for research support, drug supply and other payments.

Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	(dollars in millions)
Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$16.6	$19.3	$(2.7)	(14)%
ZW49	4.4	3.6	0.8	22%
Preclinical and other research programs	3.4	3.2	0.2	6%
Unallocated departmental research and development expenses:	24.4	26.1	(1.7)	(7)%
Salaries and benefits	13.1	7.8	5.3	68%
Stock-based compensation expense	1.8	0.3	1.5	500%
Other unallocated expenses	5.0	2.7	2.3	85%
Research and development expense	$44.3	$36.9	$7.4	20%
Research and development expense increased by $7.4 million in the three months ended March 31, 2021 compared to the same period in 2020. The increase related primarily to higher salaries and benefits expense from additional headcount and an increase in unallocated lab and consulting expenses partly offset by slightly lower third-party research and development program expenses. For zanidatamab third-party program expenses, an increase in clinical trial expense was offset by lower drug manufacturing activity. For the three months ended March 31, 2021, research and development expense included non-cash stock-based compensation expense of $1.8 million comprised of $4.3 million from equity classified awards (three months ended March 31, 2020 – $2.0 million) and a $2.5 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2020 - recovery of $1.8 million).
General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	(dollars in millions)
Salaries and benefits	$6.5	$4.1	$2.4	59%
Stock based compensation recovery	(8.8)	(3.1)	(5.7)	184%
Professional fees, consulting and business insurance	3.1	3.5	(0.4)	(11)%
Other general and administrative expenses	0.5	2.7	(2.2)	(81)%
General and administrative expense	$1.3	$7.2	$(5.9)	(82)%
General and administrative expense decreased by $5.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to the change in stock-based compensation recovery. For the three months ended March 31, 2021, general and administrative expense included non-cash stock-based compensation recovery of $8.8 million comprised of $4.2 million expense from equity classified awards (three months ended March 31, 2020 – $2.2 million) and a $13.0 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2020 – recovery of $5.4 million). Excluding stock-based compensation, general and administrative expense decreased by $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily due to a sales tax refund recognized in the first quarter of 2021 that related to prior years and a decrease in legal fees partially offset by higher salaries and benefits expense from additional headcount.
Other Income (Expense), net

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	(dollars in millions)
Other income, net	$0.9	$5.1	$(4.2)	(82)%

Net other income decreased by $4.2 million for the three months ended March 31, 2021 compared to the same period in 2020. Net other income for 2021 included $0.7 million in interest income and other miscellaneous amounts. Net other income for the three months ended March 31, 2020 included $1.9 million in interest income and a $3.2 million net foreign exchange gain primarily due to revaluation of stock option liabilities denominated in Canadian dollars.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
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
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our collaborations will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022 and potentially beyond. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II - Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.
As of March 31, 2021, we had $411.5 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(40.8)	$(37.5)
Investing activities	76.8	(204.8)
Financing activities	2.1	302.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.5
Net change in cash and cash equivalents	$37.9	$61.0
Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $40.8 million compared to $37.5 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher expenditures for expansion of our clinical programs and other research and development activities which were partially offset by an increase in receipts from collaboration partners in the form of milestones and research support payments in the three months ended March 31, 2021.

Investing Activities
Net cash from investing activities for the three month period ended March 31, 2021 is primarily related to redemptions of short -term investments in marketable securities of $77.5 million partially offset by cash outflows of $0.7 million for the acquisition of property and equipment. Net cash used in investing activities for the three month period ended March 31, 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $203.8 million. The remaining change of $0.9 million related to the acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 related primarily to net proceeds of $1.3 million from stock option exercises and $0.8 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2020 included $300.9 million relating to net proceeds from our January 2020 public offering of equity securities, $1.4 million from stock option exercises, and $0.4 million from the issuance of common shares in relation to our employee stock purchase plan.
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

Future minimum lease payments under the non-cancellable operating leases and capital leases at March 31, 2021 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$22	$23	$19	$48	$26	$138
Operating lease obligations	4,555	4,176	4,168	4,173	18,603	35,675
Total contractual obligations	$4,577	$4,199	$4,187	$4,221	$18,629	$35,813
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
In connection with our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2021, the development milestone payments had an estimated fair value of $1.3 million, which has been recorded as contingent consideration within other long-term liabilities on our consolidated balance sheet (December 31, 2020: $1.3 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Outstanding Share Data
As of May 3, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 46,170,034 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 3, 2021, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,630,757 common shares issuable pursuant to 3,630,757 exercisable outstanding stock options and 3,897,501 common shares issuable pursuant to 3,897,501 outstanding options that were not exercisable at that date and 172,942 outstanding restricted stock units.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At March 31, 2021 and December 31, 2020, we had cash, cash equivalents, short-term investments and long-term investments of $411.5 million and $451.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long-term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar as most of our revenues and operating expenses are denominated in U.S. dollars. We incur certain operating expenses in Canadian dollars and other foreign currencies and accordingly, are subject to foreign currency transaction risk. We do not use derivative instruments to hedge exposure to foreign currency transaction risk due to the low volume of transactions denominated in Canadian dollars and other foreign currencies. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.
At March 31, 2021, our net monetary assets denominated in Canadian dollars were $22.5 million (C$28.4 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase or decrease in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $2.3 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the three months ended March 31, 2021.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common shares.
•We have a limited number of product candidates, all which are still in clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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

Risk Factors
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, all which are still in clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or regulatory authorities outside the United States. Our product candidates are in clinical development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
All of our product candidates are still in preclinical or clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Zanidatamab and ZW49 continue to be evaluated in clinical trials, and the results of these and future clinical trials may show that zanidatamab, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.

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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. There have been judicial, Congressional and executive branch challenges to certain aspects of the PPACA and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Act, signed into law in 2017, effectively repealed the individual health insurance mandate, which is considered a key component of the PPACA, and the U.S. Supreme Court is expected to issue a decision regarding the constitutionality of the PPACA and the individual mandate by June 2021. This and other ongoing challenges to the PPACA and new legislative proposals have resulted in uncertainty regarding the PPACA’s future viability and destabilization of the health insurance market.

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken, calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, although the sequester has been temporarily suspended through the end of December 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2019 and 2020 and for the three months ended March 31, 2021 was $145.4 million, $180.6 million and $44.6 million, respectively. As of March 31, 2021, our accumulated deficit was approximately $515.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products for the foreseeable future.
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
We are highly dependent on the research and development, clinical and business expertise of Dr. Ali Tehrani, Ph.D., our President and Chief Executive Officer, and other members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of March 31, 2021, we had 383 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
We are governed by the BCBCA and our principal place of business is in Canada. Certain of our directors and officers, as well as certain experts named in our Annual Report on Form 10-K, reside outside of the United States, and all or a substantial portion of their assets as well as all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such directors, officers and experts or to enforce judgments obtained against us or such persons, in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of U.S. federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in U.S. courts, brought in Canadian courts, including courts in the Province of British Columbia. Furthermore, provisions in our articles provide that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia and the appellate courts therefrom, to the fullest extent permitted by law, will be the sole and exclusive forum for certain actions or proceedings brought against us, our directors and/or our officers. These provisions may limit our shareholders’ ability to bring a claim against us in a judicial forum that our shareholders consider favorable or convenient for such disputes and may discourage lawsuits with respect to such claims.
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
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 24.3% of our outstanding common shares as of March 31, 2021 (14.0% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 5.1% of our outstanding common shares as of March 31, 2021. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 637,968 common shares under our equity compensation plans at exercise prices ranging from C$44.00 to C$71.47 and at $34.82 per share and (ii) made an aggregate of 15,459 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $30.92 per share, and (iii) granted certain Canadian employees 48,125 restricted stock units under our equity compensation plan. Such options and, shares and restricted stock units were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.
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

10.1#	Employment Agreement, effective April 1, 2020, by and between the Registrant and James Priour.
10.2#	Letter, dated March 3, 2021, from the Registrant to James Priour.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Third Lease Modification Agreement, dated February 17, 2021, by and between the Registrant and 5th & Main Partnership.
99.2*	First Amendment to Collaboration Agreement, effective March 29, 2021, by and between the Registrant and BeiGene, Ltd.
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three month periods ended March 31, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 5, 2021

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 5, 2021