Form 10-Q
period 2021-06-30
Zymeworks Inc.
filed 2021-08-04
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of August 2, 2021 was 46,385,729.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

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
•our reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” refer to Zymeworks Inc. and its subsidiary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2021

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,159	$242,036
Short-term investments (note 5)	102,652	184,318
Accounts receivable	9,160	15,293
Prepaid expenses and other current assets	23,986	13,429
Total current assets	392,957	455,076
Deferred financing fees	915	805
Long-term investments (note 5)	886	25,921
Long-term prepaid assets	2,152	2,290
Deferred tax asset	2,815	1,723
Property and equipment, net	13,968	12,185
Operating lease right-of-use assets	25,454	5,429
Intangible assets, net	3,163	5,303
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$471,954	$538,376
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$55,582	$43,655
Fair value of liability classified stock options (note 12)	25,783	39,284
Current portion of operating lease liability (note 11)	1,618	2,710
Other current liabilities	22	17
Total current liabilities	83,005	85,666
Long-term portion of operating lease liability (note 11)	30,092	5,812
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,577	2,857
Deferred tax liability	1,867	1,178
Total liabilities	150,482	128,454
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at June 30, 2021 and December 31, 2020, respectively; 46,234,737 and 46,035,389 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (note 8b)	730,311	724,219
Additional paid-in capital	181,193	163,623
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(583,373)	(471,261)
Total shareholders’ equity	321,472	409,922
Total liabilities and shareholders’ equity	$471,954	$538,376
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Research and development collaborations (note 9)	$1,771	$12,359	$2,415	$20,628
Operating expenses:
Research and development	50,711	39,784	94,994	76,727
General and administrative	19,945	12,924	21,241	20,130
Total operating expenses	70,656	52,708	116,235	96,857
Loss from operations	(68,885)	(40,349)	(113,820)	(76,229)
Other income (expense):
Interest income	588	1,502	1,329	3,358
Other income (expense), net (note 10)	341	(178)	470	3,085
Total other income, net	929	1,324	1,799	6,443
Loss before income taxes	(67,956)	(39,025)	(112,021)	(69,786)
Income tax recovery (expense)	434	64	(91)	(311)
Net loss and comprehensive loss	$(67,522)	$(38,961)	$(112,112)	$(70,097)

Net loss per common share (note 4):
Basic	$(1.31)	$(0.77)	$(2.18)	$(1.41)
Diluted	$(1.31)	$(0.77)	$(2.42)	$(1.41)
Weighted-average common shares outstanding (note 4):
Basic	51,422,066	50,788,681	51,395,015	49,737,699
Diluted	51,422,066	50,788,681	52,068,506	49,737,699
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units ("RSUs")	23,956	843	—	—	(843)	—
Stock-based compensation	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145
Issuance of common shares on exercise of options	67,583	$1,218	$—	$—	$(455)	$763
Issuance of common shares upon vesting of RSUs	2,266	$86	$—	$—	$(86)
Stock-based compensation	—	$—	$—	$—	$11,086	$11,086
Net loss	—	$—	$(67,522)	$—	$—	$(67,522)
Balance at June 30, 2021	46,234,737	$730,311	$(583,373)	$(6,659)	$181,193	$321,472

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419
Issuance of common shares on exercise of options	29,954	$709	$—	$—	$(152)	$557
Stock-based compensation	—	$—	$—	$—	$7,238	$7,238
Net loss	—	$—	$(38,961)	$—	$—	$(38,961)
Balance at June 30, 2020	45,563,155	$708,319	$(360,806)	$(6,659)	$150,399	$491,253

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(112,112)	$(70,097)
Items not involving cash:
Depreciation and amortization of property and equipment	1,945	1,539
Amortization of intangible assets	2,180	1,971
Stock-based compensation expense	6,400	4,257
Amortization and impairment of operating lease right-of-use assets	1,255	1,572
Deferred income tax expense	(405)	191
Non-cash consideration from licensing agreement	—	(218)
Change in fair value of contingent consideration liability	31	68
Change in fair value of investments in equity instruments	(167)	—
Unrealized foreign exchange loss (gain)	921	(2,866)
Changes in non-cash operating working capital:
Accounts receivable	6,133	(12,640)
Prepaid expenses and other current assets	(10,000)	(9,284)
Accounts payable and accrued liabilities	10,339	(1,766)
Operating lease liabilities	2,325	(170)
Net cash used in operating activities	(91,155)	(87,443)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	—	300,910
Issuance of common shares on exercise of stock options (note 8e)	2,084	1,795
Issuance of common shares through employee stock purchase plan	829	419
Deferred financing fees	(128)	(80)
Finance lease payments	(8)	(7)
Net cash provided by financing activities	2,777	303,037
Cash flows from investing activities:
Net redemptions (purchases) of short-term and long-term investments	106,573	(121,822)
Acquisition of property and equipment	(2,447)	(2,185)
Acquisition of intangible assets	(40)	(419)
Net cash provided by (used in) investing activities	104,086	(124,426)
Effect of exchange rate changes on cash and cash equivalents	(585)	(50)
Net change in cash and cash equivalents	15,123	91,118
Cash and cash equivalents, beginning of period	242,036	128,451
Cash and cash equivalents, end of period	$257,159	$219,569
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$21,279	$1,817
Acquisition of property and equipment in accounts payable and accrued liabilities	1,281	706
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020.
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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders:
Basic	$(67,522)	$(38,961)	$(112,112)	$(70,097)
Adjustment for change in fair value of liability classified stock options	—	—	(13,732)	—
Diluted	$(67,522)	$(38,961)	$(125,844)	$(70,097)

Denominator:
Weighted-average common shares outstanding:
Basic	51,422,066	50,788,681	51,395,015	49,737,699
Adjustment for dilutive effect of liability classified stock options	—	—	673,491	—
Diluted	51,422,066	50,788,681	52,068,506	49,737,699

Net loss per common share - basic	$(1.31)	$(0.77)	$(2.18)	$(1.41)
Net loss per common share - diluted	$(1.31)	$(0.77)	$(2.42)	$(1.41)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 public offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments consist of guaranteed investment certificates (“GICs”), term deposits and commercial paper acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs, term deposits and commercial paper bear interest at rates of 0.3%-0.4% per annum, and are classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at June 30, 2021 consist of equity instruments of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements with changes in fair value recorded through net income.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both June 30, 2021 and December 31, 2020. The Company concluded that there were no impairment indicators related to IPR&D as of June 30, 2021.

Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2020. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2020, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2021.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Trade payables	$4,661	$6,244
Accrued research and development expenses	38,957	25,962
Employee compensation and vacation accruals	8,397	9,439
Accrued legal and professional fees	1,132	859
Other	2,435	1,151
Total	$55,582	$43,655

Other long-term liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Liability for contingent consideration (note 12)	$1,316	$1,285
Liability from in-licensing agreement	1,150	1,450
Finance lease liability (note 11)	111	122
Total	$2,577	$2,857

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
c.Preferred Shares
As of June 30, 2021 and December 31, 2020, no preferred shares were issued or outstanding, respectively.

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
The maximum number of common shares reserved for issuance under the New Plan is 10,698,103, which includes 7,671,197 shares issuable upon exercise of options outstanding as of June 30, 2021. Beginning in 2021 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.

Restricted Stock Units (“RSUs”)
During the six months ended June 30, 2021, the Company granted 122,860 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. As of June 30, 2021, there was $4,191 of unamortized RSU expense that will be recognized over a weighted average period of 1.68 years.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2020	82,704	35.19
Granted	122,860	36.68
Vested and settled	(26,222)	35.41
Forfeited	(13,125)	34.96
Outstanding, June 30, 2021	166,217	36.28
Stock Options
All options granted under the New Plan will have an exercise price determined and approved by the Board of Directors on the date of the grant, which shall not be less than the market price of the common shares at such time. For the purposes of the New Plan, the market price of a common share shall be the closing sale price of a share on the grant date reported by the stock exchange with the greatest trading volume or, if such day is not a trading day, the closing sale price reported for the immediately preceding trading day. The Company may convert a market price denominated in Canadian dollars into United States dollars and vice versa and such converted amount shall be the market price.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
Granted	434,617	43.27	34.46
Exercised	(51,932)	17.86	14.13
Forfeited	(17,836)	45.14	36.54
Outstanding, June 30, 2021	2,650,418	25.41	20.49	6.56	49,658	39,980

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
Granted	1,383,015	35.45
Exercised	(94,387)	14.36
Forfeited	(58,175)	33.20
Outstanding, June 30, 2021	5,020,779	26.36	8.27	47,471
During the six months ended June 30, 2021, the Company received cash proceeds of $2,084 from stock options exercised.
The stock options outstanding at June 30, 2021 expire at various dates from July 1, 2021 to June 9, 2031.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense:
Stock-based compensation for equity classified instruments	$5,790	$3,346	$10,126	$5,496
Change in fair value of liability classified instruments	245	(107)	(2,268)	(1,900)
	$6,035	$3,239	$7,858	$3,596
General and administrative expense:
Stock-based compensation for equity classified instruments	$5,296	$4,046	$9,488	$6,497
Change in fair value of liability classified instruments	1,545	(310)	(11,406)	(5,799)
	$6,841	$3,736	$(1,918)	$698
Finance expense (income):
Change in fair value of liability classified instruments	(66)	(2)	(58)	(36)
	$(66)	$(2)	$(58)	$(36)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $718 and $1,324 for the three and six months ended June 30, 2021, respectively (three and six months ended June 30, 2020: $411 and $503, respectively).

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility	81.0%	75.5%
Risk-free interest rate	1.02%	0.64%
Expected average life of options	6.07 years	6.07 years

The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility	80.9%	76.3%
Risk-free interest rate	0.97%	0.73%
Expected average life of options	6.04 years	6.02 years
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
Share Fair Value — Options granted after the Company’s IPO, are issued with exercise price equal to the fair market value of the Company’s stock on the date the grant is approved by the Board of Directors. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the Board of Directors, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Dividend yield	0%	0%
Expected volatility	75.9%	85.7%
Risk-free interest rate	0.59%	0.31%
Expected average option term	2.53 years	3.06 years
Number of liability classified stock options outstanding	1,011,965	1,244,204
At June 30, 2021, the unamortized compensation expense related to unvested options was $49,929 (C$62,016). The remaining unamortized compensation expense as of June 30, 2021 will be recognized over a weighted-average period of 1.87 years.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the six months ended June 30, 2021, the Company recorded compensation expense of and $518 (six months ended June 30, 2020: $311) in research and development expense and general and administrative expense accounts. As of June 30, 2021, the total amount contributed by ESPP participants and not yet settled is $1,296 (December 31, 2020: $926).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”)
Upfront fee relating to amendment	$—	$12,000		$12,000
BeiGene, Ltd ("BeiGene"):
Milestone revenue	—	—	—	5,000
Research support and other payments	1,771	359	2,415	3,628
	$1,771	$12,359	$2,415	$20,628
Since December 31, 2020, there have not been any material changes to the key terms of the Company's collaboration and license agreements. For further information on the terms and conditions of the Company's existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2020.
In June 2020, the Company's existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company's EFECT platform for the development of product candidates and to extend the research term. The amendment included an upfront fee of $12,000 and all other financial terms were unchanged. The Company's performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the six months ended June 30, 2020.
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

At June 30, 2021, contract assets from research, collaboration and licensing agreements were nil (December 31, 2020: nil) and contract liabilities were $32,941 (December 31, 2020: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene referred to above. During the six months ended June 30, 2021, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (six months ended June 30, 2020: nil). Amounts not expected to be recognized as revenue in the next twelve months from June 30, 2021 have been classified as long-term deferred revenue.

10. Other (expense) income, net
Other (expense) income consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange (loss) gain	$435	$(165)	$372	$3,058
Other	(94)	(13)	98	27
	$341	$(178)	$470	$3,085

11. Leases

The Company leases separate office and laboratory spaces in Vancouver, British Columbia, with terms of each lease expiring in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements is in progress. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in February 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion	$1,618	$2,710
Long-term portion	30,092	5,812
Total operating lease liabilities	31,710	$8,522
Finance lease liabilities:
Current portion included in other current liabilities	22	17
Long-term portion included in other long-term liabilities	111	122
Total finance lease liabilities	133	139
Total lease liabilities	$31,843	$8,661
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2021 was $1,544 and was included in net cash used in operating activities in the consolidated statement of cash flows.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$2,806
1 to 2 years	4,703
2 to 3 years	4,673
3 to 4 years	4,722
4 to 5 years	4,745
Thereafter	16,957
Total operating lease payments	38,606
Less:
Imputed interest	(6,896)
Operating lease liabilities	$31,710
As of June 30, 2021, the weighted average remaining lease term is 8.7 years and the discount rate used to determine the operating lease liability was 4.7% for leases in Canadian dollars and 2.2% for leases in U.S. dollars.
During the six months ended June 30, 2021, the Company incurred total operating lease expenses of $2,378, which included lease expenses associated with fixed lease payments of $2,176, and variable payments associated with common area maintenance and similar expenses of $202.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $3,922 under the terms of the lease for the Company’s additional lab space in Seattle, which is expected to commence in November 2021.
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
The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable and other securities, amounts receivable, accounts payable and accrued liabilities, finance and operating lease obligations, and other long-term liabilities.

The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at June 30, 2021, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2021	Level 1	Level 2	Level 3
Liabilities
Liability for contingent consideration (note 13)	1,316	—	—	1,316
Total	$1,316	$—	$—	$1,316

	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Liability for contingent consideration (note 13)	1,285			1,285
Total	$1,285	$—	$—	$1,285

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three Months Ended June 30, 2021	$1,316	$—	$1,316
Six Months Ended June 30, 2021	$1,285	$31	$1,316

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

At June 30, 2021, the maximum exposure to credit risk for accounts receivable was $9,160 (December 31, 2020: $15,293) and all accounts receivable are due within the next 12 months. As at June 30, 2021, accounts receivable included $3,598 in lease incentive receivable in relation to the lease for the Company’s future headquarters (December 31, 2020: nil). As at June 30, 2021 and December 31, 2020, the Company has not recognized any provision for expected credit losses in relation to accounts receivable.

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

Foreign Currency Risk

The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2021, the Company’s net monetary assets denominated in Canadian dollars were $16,580 (C$20,650).

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
In connection with the Company's 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2021, the contingent consideration had an estimated fair value of $1,316, which has been recorded within other long-term liabilities on the Company's consolidated balance sheet (December 31, 2020: $1,285). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 and with the securities commissions in all provinces and territories of Canada on February 24, 2021. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below and “Cautionary Note Regarding Forward-Looking Statements” above, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary.

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
Our lead product candidate, zanidatamab (formerly known as ZW25), is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of zanidatamab may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, monotherapy zanidatamab and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with heavily pretreated HER2-expressing cancers that have progressed after having received standard of care, including multiple HER2-targeted regimens. Based on these data, we initiated a number of global multicenter clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a pivotal trial in patients with previously treated HER2 gene amplified biliary tract cancer (“BTC”), (ii) the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”), BTC, or colorectal cancer in combination with standard of care chemotherapy, (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, and (iv) previously-treated locally advanced and/or metastatic HER2-expressing breast cancer in combination with Seagen, Inc.’s (“Seagen”) Tukysa (tucatinib) and chemotherapy. Our partner, BeiGene, Ltd. (“BeiGene”), has initiated Phase 1b/2 clinical trials evaluating zanidatamab for (i) the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for (ii) the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated in several indications including colorectal, endometrial and other HER2-expressing cancers.
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2021, we received $796.5 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2021, we had $359.8 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2021, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations into the second half of 2022 and potentially beyond.

We reported a net loss of $112.1 million for the six months ended June 30, 2021 and through June 30, 2021, we had an accumulated deficit of $583.4 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. A lack of coordinated responses on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions that may result from future waves or cycles of outbreaks, including impacts to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium for zanidatamab, in both HER2-expressing biliary tract cancer (“BTC”) and gastroesophageal adenocarcinoma (“GEA”). Overall, zanidatamab was well tolerated with the majority of treatment-related adverse events being mild or moderate (Grade 1 or 2) in severity, and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments.
In July 2021, we announced the first patient dosed in a new cohort of our Phase 1 trial to evaluate zanidatamab in combination with Seagen’s HER2-selective tyrosine kinase inhibitor, Tukysa (tucatinib), and chemotherapy in patients with previously-treated locally advanced and/or metastatic HER2-expressing breast cancer.
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
Preclinical Programs:
In April 2021, we presented five posters at the American Association for Cancer Research (AACR) Annual Meeting. The presentations highlight preclinical data that reveal new insights into the unique mechanisms of action of our lead product candidate, zanidatamab, introduce our fourth therapeutic platform, ProTECT, and describe two new preclinical assets focused on the cytokine, IL-12, and the immune-oncology target, 4-1BB.
Licensing and Collaboration Agreements:
In August 2021, we announced that our partner, Janssen, dosed the first patient with a bispecific antibody developed using our Azymetric and EFECT platforms. Under our 2017 collaboration and licensing agreement with Janssen, we will receive a payment in connection with this milestone.

Executive Team Changes:
In January 2021, Mr. James Priour was promoted to Chief Commercial Officer and named to the Executive Committee. In May 2021, Dr. Diana Hausman transitioned from her role as our Chief Medical Officer and Dr. Neil Josephson, our Senior Vice President, Clinical Research, assumed the role of interim Chief Medical Officer. Dr. Hausman will remain with the Company as a clinical advisor through November 2021.
Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships, including with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our existing collaboration agreements, we have received $218.0 million to date in the form of non-refundable upfront payments and milestone payments, and we are also eligible to receive up to $2.8 billion in preclinical and development milestone payments and $5.8 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

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
•fees paid to third-party manufacturers to produce our product candidate supplies;
•amounts paid to vendors and suppliers for laboratory supplies;
•fees, milestone payments and other expenses incurred in connection with license agreements and amendments;
•employee-related expenses such as salaries and benefits and stock-based compensation;
•depreciation of laboratory equipment, computers and leasehold improvements; and

•overhead expenses such as facilities, information technology and other allocated items.
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platforms and product candidates.
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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2021 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three and six months ended June 30, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2021 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Revenue from research and collaborations	$1.8	$12.4	$(10.6)	(85)%	$2.4	$20.6	$(18.2)	(88)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $10.6 million in the three months ended June 30, 2021 compared to the same period in 2020. Revenue for the three months ended June 30, 2021 included $1.8 million from our partners for research support and other payments. Revenue for the same period in 2020 included recognition of a $12.0 million expansion fee resulting from the BMS collaboration agreement amendment, as well as $0.4 million in research support and other payments from our partners.
Total revenue decreased by $18.2 million in the six months ended June 30, 2021 compared to the same period in 2020. Revenue for the six months ended June 30, 2021 included $2.4 million from our partners for research support and other payments. Revenue for the same period in 2020 included recognition of a $12.0 million expansion fee resulting from the BMS collaboration agreement amendment, recognition of a $5.0 million development milestone and $3.6 million in research support and other payments from our partners.
Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$20.9	$18.8	$2.1	11%	$37.4	$38.2	$(0.8)	(2)%
ZW49	2.4	1.6	0.8	50%	6.8	5.2	1.6	31%
Preclinical and other research programs	2.8	3.3	(0.5)	(15)%	6.2	6.4	(0.2)	(3)%
	26.1	23.7	2.4	10%	50.4	49.8	0.6	1%
Unallocated departmental research and development expenses:
Salaries and benefits	13.7	7.4	6.3	85%	26.8	15.1	11.7	77%
Stock-based compensation expense	6.0	3.2	2.8	88%	7.8	3.6	4.2	117%
Other unallocated expenses	4.9	5.5	(0.6)	(11)%	10.0	8.2	1.8	22%
Research and development expense	$50.7	$39.8	$10.9	27%	$95.0	$76.7	$18.3	24%
Research and development expense increased by $10.9 million in the three months ended June 30, 2021 compared to the same period in 2020. The increase related primarily to higher salaries and benefits expense from additional headcount as well as higher stock-based compensation expense and third-party research and development program expenses. For both zanidatamab and ZW49 third-party program expenses, an increase in clinical trial expenses was offset by lower drug manufacturing related expenses. For the three months ended June 30, 2021, research and development expense included non-cash stock-based compensation expense of $6.0 million comprised of $5.8 million from equity classified awards (three months ended June 30, 2020 – $3.3 million) and $0.2 million from the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2020 - $0.1 million recovery). Excluding stock-based compensation expense, research and development expense increased by $8.1 million or 22% for the three months ended June 30, 2021 compared to the same period in 2020.
Research and development expense increased by $18.3 million in the six months ended June 30, 2021 compared to the same period in 2020. The increase related primarily to higher salaries and benefits expense from additional headcount, higher stock-

based compensation expense and an increase in unallocated lab and consulting expenses. Third-party program expenses for zanidatamab and ZW49 were comparable to the same period in the prior year as an increase in clinical trial expenses was offset by lower drug manufacturing related expenses. For the six months ended June 30, 2021, research and development expense included non-cash stock-based compensation expense of $7.8 million comprised of $10.1 million from equity classified awards (six months ended June 30, 2020 – $5.5 million) and a $2.3 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2020 - $1.9 million recovery). Excluding stock-based compensation expense, research and development expense increased by $14.1 million or 19% for the six months ended June 30, 2021 compared to the same period in 2020.
General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Salaries and benefits	$6.2	$4.2	$2.0	48%	$12.6	$8.3	$4.3	52%
Stock-based compensation expense (recovery)	6.8	3.7	3.1	84%	(1.9)	0.7	(2.6)	(371)%
Professional fees, consulting and business insurance	4.3	2.7	1.6	59%	7.4	6.2	1.2	19%
Other general and administrative expenses	2.6	2.3	0.3	13%	3.1	4.9	(1.8)	(37)%
General and administrative expense	$19.9	$12.9	$7.0	54%	$21.2	$20.1	$1.1	5%
General and administrative expense increased by $7.0 million in the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher salaries and benefits due to additional headcount, stock-based compensation expense and professional fees. For the three months ended June 30, 2021, general and administrative expense included non-cash stock-based compensation expense of $6.8 million comprised of $5.3 million from equity classified awards (three months ended June 30, 2020 – $4.0 million) and $1.5 million from the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2020 – $0.3 million recovery). Excluding stock-based compensation expense, general and administrative expense increased by $3.9 million or 42% for the three months ended June 30, 2021 compared to the same period in 2020.
General and administrative expense increased by $1.1 million in the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher salaries and benefits expense from additional headcount and an increase in professional fees partially offset by the decrease in net stock-based compensation expense and a sales tax refund recognized in the first quarter of 2021. For the six months ended June 30, 2021, general and administrative expense included a non-cash stock-based compensation recovery of $1.9 million comprised of a $9.5 million expense from equity classified awards (six months ended June 30, 2020 – $6.5 million expense) and a $11.4 million recovery from the non-cash mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2020 – $5.8 million recovery). Excluding stock-based compensation expense, general and administrative expense increased by $3.7 million or 19% for the six months ended June 30, 2021 compared to the same period in 2020.
Other Income (Expense), net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020
	(dollars in millions)
Other income, net	$0.9	$1.3	$(0.4)	(31)%	$1.8	$6.4	$(4.6)	(72)%
Net other income decreased by $0.4 million for the three months ended June 30, 2021 compared to the same period in 2020. Net other income for 2021 included $0.6 million in interest income and $0.4 million in net foreign exchange gain. Net other income for the three months ended June 30, 2020 included $1.5 million of interest income, which was partially offset by a $0.2 million net foreign exchange loss.
Net other income decreased by $4.6 million for the six months ended June 30, 2021 compared to the same period in 2020. Net other income for 2021 included $1.3 million in interest income and $0.4 million in net foreign exchange gain and other miscellaneous amounts. Net other income for the six months ended June 30, 2020 primarily included $3.4 million of interest income and a $3.1 million net foreign exchange gain primarily due to revaluation of stock option liabilities denominated in Canadian dollars.
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
As of June 30, 2021, we had $359.8 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(91.2)	$(87.4)
Investing activities	104.1	(124.4)
Financing activities	2.8	303.0
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.1)
Net change in cash and cash equivalents	$15.1	$91.1
Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $91.2 million compared to $87.4 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher expenditures for expansion of our clinical programs and other research and development activities which were partially offset by an increase in receipts from our collaboration partners, collections under Canada's emergency wage and rent subsidy programs as well as a U.S. state sales tax refund during the six months ended June 30, 2021.

Investing Activities
Net cash provided by investing activities for the six month period ended June 30, 2021 is primarily related to net redemptions of short-term investments in marketable securities of $106.6 million partially offset by cash outflows of $2.4 million for the acquisition of property and equipment. Net cash used in investing activities for the six month period ended June 30, 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $121.8 million. The remaining change was due to the acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 related primarily to net proceeds of $2.1 million from stock option exercises and $0.8 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2020 included $300.9 million relating to net proceeds from our January 2020 public offering of equity securities, $1.8 million from stock option exercises, and $0.4 million from the issuance of common shares in relation to our employee stock purchase plan.
Contractual Obligations and Contingent Liabilities
Lease Commitments
We lease separate office and laboratory space in Vancouver, British Columbia, with terms of each lease expiring in February 2022. We also entered into a lease on January 25, 2019 to serve as our new Vancouver, British Columbia headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements is in progress. This lease has an initial term of ten years, with two five-year extension options. In addition, we lease office space in Seattle, Washington for which the lease terms expire in February 2027. We also lease office equipment under capital lease agreements.

Future minimum lease payments under the non-cancellable operating leases and capital leases at June 30, 2021 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$23	$23	$21	$45	$24	$136
Operating lease obligations	3,054	5,216	5,202	5,267	23,789	42,528
Total contractual obligations	$3,077	$5,239	$5,223	$5,312	$23,813	$42,664
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
In connection with our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2021, the development milestone payments had an estimated fair value of $1.3 million, which has been recorded as contingent consideration within other long-term liabilities on our consolidated balance sheet (December 31, 2020: $1.3 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Outstanding Share Data
As of August 2, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 46,385,729 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 2, 2021, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,832,218 common shares issuable pursuant to 3,832,218 exercisable outstanding stock options and 3,785,555 common shares issuable pursuant to 3,785,555 outstanding options that were not exercisable at that date and 168,917 outstanding restricted stock units.
As of June 30, 2021, 1,232,097 common shares (2.7% of issued and outstanding shares as of that date) were available for future award grants under the Company’s Amended and Restated Stock Option and Equity Compensation Plan (December 31, 2020: 1,242,038 common shares; 2.7% of issued and outstanding shares).
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At June 30, 2021 and December 31, 2020, we had cash, cash equivalents, short-term investments and long-term investments of $359.8 million and $451.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long-term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

At June 30, 2021, our net monetary assets denominated in Canadian dollars were $16.6 million (C$20.7 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase or decrease in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $1.7 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the six months ended June 30, 2021.
Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial expenses. Inflation and changing prices did not have a significant impact on our results of operations for any of the periods presented herein.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We rely on third-party manufacturers to produce our product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
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
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or comparable regulatory authorities outside the United States. Our product candidates are in clinical development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
Clinical trials are expensive, time consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or comparable regulatory authorities outside the United States. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Success in preclinical studies or early-stage clinical trials does not mean that future clinical trials or registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable regulatory authorities outside the United States, despite having progressed through preclinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials, even after obtaining promising results in earlier-stage clinical trials. Similarly, interim results of a clinical trial do not necessarily predict final results.
If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.
We are currently evaluating zanidatamab in Phase 1, 2, and registration-enabling clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
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
If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the pandemic (including future potential waves or cycles), travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. A lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.

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

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In response to the global COVID-19 pandemic, the FDA postponed most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. In July 2020, the FDA announced plans to resume domestic on-site inspections in accordance with the FDA’s newly developed Advisory Rating system, which will assess a state’s phase of reopening and the current intensity and risk of COVID-19 infections in order to identify which regulatory activities may occur in a given geographic region. If another prolonged government shutdown occurs, or if global health concerns require the FDA or other regulatory authorities to suspend or delay their regular inspections, reviews, or other regulatory activities again, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Successful development of our current and future product candidates is uncertain and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
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
The Biologics Price Competition and Innovation Act of 2009, which is included in the Patient Protection and Affordable Care Act (the “PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC, GEA and ovarian cancer, the European Medicines Agency (“EMA”) has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer, and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Strategic transactions, such as acquisitions or joint ventures, could disrupt our business, cause dilution to our shareholders and otherwise harm our business.
We actively evaluate various strategic transactions on an ongoing basis. For example, we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing agreements or other transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
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
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals;
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
Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party provider we may utilize may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties. Although we have implemented security measures and a formal enterprise security program to prevent unauthorized access to sensitive data, there is no guarantee that we can protect our systems from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. Moreover, California voters approved the California Privacy Rights Act (“CPRA”) in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means our obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado and Virginia. These or other proposed or enacted laws relating to privacy could similarly increase our compliance obligations and costs in the future.

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

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal data from the EEA to the United States. Therefore, the Privacy Shield no longer qualifies as an appropriate safeguard for transfers of personal data from the EEA to the United States. and any transfers made on the basis of the Privacy Shield could attract regulatory scrutiny and penalties for non-compliance. While the Standard Contractual Clauses remain a valid mechanism to transfer personal data to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal data is transferred offer a level of data protection that is essentially equivalent to the EEA. The European Commission released a draft of revised standard contractual clauses (“SCCs”) addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal data from the EEA to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal data from the EEA to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

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

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action in taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the Centers for Medicare & Medicaid Services issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. In November 2020, under the Trump administration, the U.S. Department of Health and Human Services (“HHS”) announced regulations tying certain Medicare Part B drug prices to international drug prices, modifying the federal Anti-Kickback Statute (“AKS”) safe harbors for pharmaceutical benefit managers and Medicare Part D plans, and making further changes to the rules implementing the Stark Law, other AKS safe harbors and the beneficiary inducements provision in the civil monetary penalties law. In January 2021, HHS agreed to delay implementation of the changes relating to manufacturer rebates on Medicaid Part D plans until January 2023. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. The Biden administration implemented a regulatory rule freeze for all federal agency rules that had not gone into effect as of January 20, 2021. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

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
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, effective for data reported in 2022, expanded to include nurse practitioners, physician assistants, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives) and teaching hospitals, including ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2019 and 2020 and for the six months ended June 30, 2021 was $145.4 million, $180.6 million and $112.1 million, respectively. As of June 30, 2021, our accumulated deficit was approximately $583.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We rely on third-party manufacturers to produce our product candidates and on other third parties to store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents and patent applications held by third parties cover Fab and Fc region engineering methods for bispecific antibodies, and antibodies having mutations in Fab heavy and light chain regions and Fc regions to generate correctly paired bispecific antibodies. If our products or our strategic partners’ products incorporate any Fab or Fc region mutations covered by any claims of these patents or patents that may issue from these applications, and if licenses for them are not available on commercially reasonable terms or at all, and we are unable to invalidate or render unenforceable those patents, our business could be materially harmed.
We are also aware of third-party patents and patent applications containing claims directed to compositions and methods for treating various forms of cancer with antibodies targeting HER2, alone or in combination with other anti-cancer agents, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer. If our products or our strategic partners’ products were to be found to infringe any such patents, and if licenses for them are not available on commercially reasonable terms, or at all, and we were unable to invalidate or render unenforceable those patents, our business could be materially harmed. These patents may not expire before we receive marketing authorization for our product candidates, and could delay the commercial launch of one or more future products. There is also no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.
Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any patent covering any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any patent covering any technology that we require may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights are commonplace. Any such lawsuits and proceedings could be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources.

There is a risk that a court would decide that we or our strategic partners are infringing a third party’s patents and would order us or our strategic partners to stop the activities or stop the manufacture, use, or sale of any product covered by the patents. In that event, we or our strategic partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court would order us or our strategic partners to pay third-party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.
If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other countries.
Moreover, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. The issuance of a patent does not ensure that it is valid or enforceable. Third parties may challenge the validity, enforceability or scope of our issued patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.
Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

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
With respect to challenges to the validity of our patents, for example, there might be invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, and any resulting loss of patent protection, could have a material adverse impact on one or more of our product candidates and our business.
Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the use, manufacture, or sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.
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
The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
•we or our strategic partners may initiate litigation or other proceedings against third parties to enforce our patent or trade secret rights;
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
•there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being solely or co-owned by us or by a licensor who has granted a license to us;
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
These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. Adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. There is a risk that a court or administrative body would decide that our patents are invalid, unenforceable or not infringed or trade secrets not misappropriated by a third party’s activities, or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents or trade secrets could limit our ability to assert our patents or trade secrets against these or other competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.
We may not be able to prevent, alone or with our licensors or licensees, infringement or misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we do not obtain protection under the Hatch-Waxman Amendments and similar legislation in other countries for extending the term of patents covering each of our product candidates, our business may be materially harmed.
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
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our confidential and proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. We enter into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements provide that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to, or houses or hosts, our trade secrets or proprietary information or that has been involved in the development of intellectual property. Further, despite such agreements, such inventions or confidential information may become disclosed or assigned to third parties. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in such technology or know-how or in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.
We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems and cloud storage sources, but such security measures may be breached, including through cyber-hacking or cyberattacks, and we may not have adequate remedies for any breach.
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
The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013, but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Recent U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions other than the United States. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
We use open source software in connection with our internal research and development programs, which could negatively affect our ability to develop products and subject us to litigation or other actions.
We use open source software in connection with our internal research and development programs. The terms of many open source licenses have not been interpreted by U.S. courts or courts outside of the U.S., and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use this software. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming that software we developed using such open source software is a derivative work of open source software and demanding the release of portions of our source code, or otherwise seeking to enforce the terms of the applicable open source license. Litigation could be costly for us to defend, have a negative effect on our financial condition and results of operations or require us to devote additional research and development resources to change our platform and offerings.
If we were to combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our platform, incur additional costs, discontinue the use of some or all of our platform or take other remedial actions.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, because open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.
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
If we or our contractors or agents market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws and transparency laws, we may be subject to civil or criminal penalties.
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

Additionally, the PPACA also included the federal Physician Payments Sunshine Act, which requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made in the previous year to covered recipients, including physicians, as defined by law, and teaching hospitals and, effective for data reported in 2022, expanded to include nurse practitioners, physician assistants, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives, including certain ownership and investment interests held by physicians or their immediate family members. Failure to comply with the required reporting requirements could subject applicable reporting entities such as manufacturers to substantial civil monetary penalties.
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
As of June 30, 2021, we had 425 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•changes in the structure of health care payment systems in the United States or other countries;
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

In addition, the stock market in general, and the stock of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in increased volatility and decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common shares, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse effect on the market price of our common shares.
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
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 23.9% of our outstanding common shares as of June 30, 2021 (14.1% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 5.0% of our outstanding common shares as of June 30, 2021. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2021, we (i) granted our Canadian employees, consultants and advisors options to purchase an aggregate of 726,718 common shares under our equity compensation plans at exercise prices ranging from C$34.64 to C$71.47 and at $34.82 per share and (ii) made an aggregate of 15,459 common shares available to eligible Canadian employees for purchase under our employee stock purchase plan at purchase price of $30.92 per share, and (iii) granted certain Canadian employees 48,125 restricted stock units under our equity compensation plan. Such options and, shares and restricted stock units were issued and sold in offshore transactions pursuant to Regulation S under the Securities Act.
Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Notice of Articles of Registrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-257819), originally filed with the SEC on July 9, 2021.

3.2
Form of Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

10.1#	Employment Agreement, effective April 29, 2019, by and between the Registrant and Neil Josephson.

10.2#	Letter, dated May 16, 2021, from the Registrant to Neil Josephson.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Letter Agreement, effective October 7, 2020, by and between the Registrant and BeiGene, Ltd.

99.2*	Letter Agreement, effective October 7, 2020, by and between the Registrant and BeiGene, Ltd.

99.3*	Letter Agreement, effective October 7, 2020, by and between the Registrant and BeiGene, Ltd.

99.4*	Letter Agreement, effective April 20, 2021, by and between the Registrant and Celgene Corporation and Celgene Alpine Investment Co. LLC.

99.5	Fourth Lease Modification Agreement, dated May 7, 2021, by and between the Registrant and 5th and Main Partnership.

99.6*	Second Amendment to License and Collaboration Agreement, effective June 2, 2021, by and between the Registrant and BeiGene, Ltd.

99.7*	Letter Agreement, effective June 4, 2021, by and between the Registrant and GlaxoSmithKline Intellectual Property Development Limited.

99.8*	Second Amendment to Collaboration and Cross License Agreement, effective July 2, 2021, by and between the Registrant and Daiichi Sankyo Company, Limited.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six month periods ended June 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	August 4, 2021

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 4, 2021