Form 10-Q
period 2021-09-30
Zymeworks Inc.
filed 2021-11-03
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of October 31, 2021 was 46,553,964.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:

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
•our or any of our partners’ ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;
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
•our reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2021

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,439	$242,036
Short-term investments (note 5)	54,318	184,318
Accounts receivable	4,927	15,293
Prepaid expenses and other current assets	24,080	13,429
Total current assets	336,764	455,076
Deferred financing fees	962	805
Long-term investments (note 5)	886	25,921
Long-term prepaid assets	4,280	2,290
Deferred tax asset	1,990	1,723
Property and equipment, net	18,560	12,185
Operating lease right-of-use assets	24,574	5,429
Intangible assets, net	2,700	5,303
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$420,360	$538,376
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$56,068	$43,655
Fair value of liability classified stock options (note 12)	18,015	39,284
Current portion of operating lease liability (note 11)	1,323	2,710
Other current liabilities	22	17
Total current liabilities	75,428	85,666
Long-term portion of operating lease liability (note 11)	28,742	5,812
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,571	2,857
Deferred tax liability	1,749	1,178
Total liabilities	141,431	128,454
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at September 30, 2021 and December 31, 2020, respectively; 46,553,660 and 46,035,389 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (note 8b)	739,560	724,219
Additional paid-in capital	189,980	163,623
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(643,952)	(471,261)
Total shareholders’ equity	278,929	409,922
Total liabilities and shareholders’ equity	$420,360	$538,376
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Research and development collaborations (note 9)	$4,395	$2,643	$6,810	$23,271
Operating expenses:
Research and development	49,893	54,401	144,887	131,128
General and administrative	15,466	21,936	36,707	42,066
Total operating expenses	65,359	76,337	181,594	173,194
Loss from operations	(60,964)	(73,694)	(174,784)	(149,923)
Other income (expense):
Interest income	340	1,302	1,669	4,660
Other income (expense), net (note 10)	809	(213)	1,279	2,872
Total other income, net	1,149	1,089	2,948	7,532
Loss before income taxes	(59,815)	(72,605)	(171,836)	(142,391)
Income tax recovery (expense)	(764)	43	(855)	(268)
Net loss and comprehensive loss	$(60,579)	$(72,562)	$(172,691)	$(142,659)

Net loss per common share (note 4):
Basic	$(1.17)	$(1.43)	$(3.35)	$(2.85)
Diluted	$(1.25)	$(1.43)	$(3.66)	$(2.85)
Weighted-average common shares outstanding (note 4):
Basic	51,657,371	50,903,633	51,483,428	50,129,181
Diluted	52,238,901	50,903,633	52,125,929	50,129,181
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units ("RSUs")	23,956	843	—	—	(843)	—
Stock-based compensation	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145
Issuance of common shares on exercise of options	67,583	$1,218	$—	$—	$(455)	$763
Issuance of common shares upon vesting of RSUs	2,266	$86	$—	$—	$(86)
Stock-based compensation	—	$—	$—	$—	$11,086	$11,086
Net loss	—	$—	$(67,522)	$—	$—	$(67,522)
Balance at June 30, 2021	46,234,737	$730,311	$(583,373)	$(6,659)	$181,193	$321,472
Issuance of common shares on exercise of options	275,425	$7,449	$—	$—	$(1,506)	$5,943
Issuance of common shares through employee stock purchase plan	42,157	$1,759	$—	$—	$—	$1,759
Issuance of common shares upon vesting of RSUs	1,341	$41	$—	$—	$(41)	$—
Stock-based compensation	—	$—	$—	$—	$10,334	$10,334
Net loss	—	$—	$(60,579)	$—	$—	$(60,579)
Balance at September 30, 2021	46,553,660	$739,560	$(643,952)	$(6,659)	$189,980	$278,929

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2020	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise of options	122,492	2,767	—	—	(754)	2,013
Issuance of common shares through employee stock purchase plan	21,451	615	—	—	—	615
Fair value adjustments upon reclassification of options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	4,446	4,446
Issuance of common shares and pre-funded warrants in connection with public offering (Note 8)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(31,136)	—	—	(31,136)
Balance at March 31, 2020	45,533,201	$707,610	$(321,845)	$(6,659)	$143,313	$522,419
Issuance of common shares on exercise of options	29,954	$709	$—	$—	$(152)	$557
Stock-based compensation	—	$—	$—	$—	$7,238	$7,238
Net loss	—	$—	$(38,961)	$—	$—	$(38,961)
Balance at June 30, 2020	45,563,155	$708,319	$(360,806)	$(6,659)	$150,399	$491,253
Issuance of common shares on exercise of options	216,127	$5,982	$—	$—	$(1,022)	$4,960
Issuance of common shares through employee stock purchase plan	22,522	$1,003	$—	$—	$—	$1,003
Stock-based compensation	—	$—	$—	$—	$7,700	$7,700
Net loss	—	$—	$(72,562)	$—	$—	$(72,562)
Balance at September 30, 2020	45,801,804	$715,304	$(433,368)	$(6,659)	$157,077	$432,354

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(172,691)	$(142,659)
Items not involving cash:
Depreciation and amortization of property and equipment	2,894	2,436
Amortization of intangible assets	2,643	3,066
Stock-based compensation expense	12,446	22,828
Amortization and impairment of operating lease right-of-use assets	2,604	2,253
Deferred income tax expense	303	8
Non-cash consideration from licensing agreement	—	(218)
Change in fair value of contingent consideration liability	31	68
Change in fair value of investments in equity instruments	(167)	—
Unrealized foreign exchange gain	(200)	(2,252)
Changes in non-cash operating working capital:
Accounts receivable	10,421	(1,506)
Prepaid expenses and other current assets	(11,586)	(1,538)
Accounts payable and accrued liabilities	10,713	15,117
Operating lease liabilities	647	(1,103)
Net cash used in operating activities	(141,942)	(103,500)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	—	300,910
Issuance of common shares on exercise of stock options (note 8e)	5,436	4,393
Issuance of common shares through employee stock purchase plan	2,070	1,111
Deferred financing fees	(172)	(93)
Finance lease payments	(12)	(37)
Net cash provided by financing activities	7,322	306,284
Cash flows from investing activities:
Net redemptions (purchases) of short-term and long-term investments	154,114	(81,600)
Acquisition of property and equipment	(7,621)	(3,285)
Acquisition of intangible assets	(40)	(1,955)
Net cash provided by (used in) investing activities	146,453	(86,840)
Effect of exchange rate changes on cash and cash equivalents	(430)	(275)
Net change in cash and cash equivalents	11,403	115,669
Cash and cash equivalents, beginning of period	242,036	128,451
Cash and cash equivalents, end of period	$253,439	$244,120
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$21,748	$1,817
Acquisition of property and equipment in accounts payable and accrued liabilities	1,649	568
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2020.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020.
All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Certain prior period amounts have been reclassified from general and administrative expenses to research and development expenses to conform to the current period's presentation. These reclassifications had no effect on previously reported operating expenses, net loss, shareholders' equity, and cash flows from operating activities.

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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders:
Basic	$(60,579)	$(72,562)	$(172,691)	$(142,659)
Adjustment for change in fair value of liability classified stock options	(4,538)	—	(18,270)	—
Diluted	$(65,117)	$(72,562)	$(190,961)	$(142,659)

Denominator:
Weighted-average common shares outstanding:
Basic	51,657,371	50,903,633	51,483,428	50,129,181
Adjustment for dilutive effect of liability classified stock options	581,530	—	642,501	—
Diluted	52,238,901	50,903,633	52,125,929	50,129,181

Net loss per common share - basic	$(1.17)	$(1.43)	$(3.35)	$(2.85)
Net loss per common share - diluted	$(1.25)	$(1.43)	$(3.66)	$(2.85)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 public offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments are denominated in U.S. dollars or Canadian dollars and consist of guaranteed investment certificates (“GICs”), term deposits and commercial paper acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs, term deposits and commercial paper bear interest at rates of 0.3%-1.0% per annum, and are classified as held to maturity and are accounted for at amortized cost or available for sale.
Long-term Investments
Long-term investments at September 30, 2021 consist of equity instruments of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements with changes in fair value recorded through net income.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of

IPR&D, net of impairment was $17,628 at both September 30, 2021 and December 31, 2020. The Company concluded that there were no impairment indicators related to IPR&D as of September 30, 2021.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2020. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2020, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2021.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Trade payables	$5,046	$6,244
Accrued research and development expenses	36,768	25,962
Employee compensation and vacation accruals	10,320	9,439
Accrued legal and professional fees	1,665	859
Other	2,269	1,151
Total	$56,068	$43,655

Other long-term liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Liability for contingent consideration (note 12)	$1,316	$1,285
Liability from in-licensing agreement	1,150	1,450
Finance lease liability (note 11)	105	122
Total	$2,571	$2,857

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
c.Preferred Shares
As of September 30, 2021 and December 31, 2020, no preferred shares were issued or outstanding, respectively.

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
The exercise prices of the Company’s stock options under the Original Plan are denominated in Canadian dollars. The Canadian dollar amounts have been translated to U.S. dollars using the period end rate or the average foreign exchange rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.
New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company's IPO. This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. On March 4, 2020, the Board of Directors approved certain minor amendments to the New Plan that did not require shareholder approval.

The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of September 30, 2021, 1,152,206 common shares were available for future award grants under the New Plan (December 31, 2020: 1,242,038 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2021, the Company granted 128,905 RSUs to certain employees that vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the closing stock price on the grant date. As of September 30, 2021, there was unamortized RSU expense of $3,517 that will be recognized over a weighted average period of 1.55 years.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2020	82,704	35.19
Granted	128,905	36.57
Vested and settled	(27,563)	35.19
Forfeited	(13,125)	34.96
Outstanding, September 30, 2021	170,921	36.25
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
Granted	466,117	43.20	34.41
Exercised	(176,260)	14.23	11.23
Forfeited	(47,845)	40.38	32.31
Outstanding, September 30, 2021	2,527,581	26.10	20.58	6.48	21,268	16,712
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
Granted	1,506,778	35.36
Exercised	(245,484)	14.11
Forfeited	(109,583)	33.18
Outstanding, September 30, 2021	4,942,037	26.87	8.09	30,405
During the nine months ended September 30, 2021, the Company received cash proceeds of $5,436 from stock options exercised (nine months ended September 30, 2020: $4,393).

The stock options outstanding at September 30, 2021 expire at various dates from January 1, 2022 to September 9, 2031.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense:
Stock-based compensation for equity classified instruments	$5,562	$3,389	$15,688	$8,680
Change in fair value of liability classified instruments	(916)	2,379	(3,185)	479
	$4,646	$5,768	$12,503	$9,159
General and administrative expense:
Stock-based compensation for equity classified instruments	$4,773	$4,311	$14,260	$10,703
Change in fair value of liability classified instruments	(3,600)	8,195	(15,006)	2,395
	$1,173	$12,506	$(746)	$13,098
Finance expense (income):
Change in fair value of liability classified instruments	(22)	49	(80)	13
	$(22)	$49	$(80)	$13
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $856 and $2,180 for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020: $436 and $939, respectively).

The estimated fair value of stock options granted in Canadian dollars under the Original Plan and the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility	80.8%	76.2%
Risk-free interest rate	1.01%	0.61%
Expected average life of options	6.07 years	6.07 years
The estimated fair value of stock options granted in U.S. dollars under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility	80.7%	76.6%
Risk-free interest rate	0.97%	0.69%
Expected average life of options	6.04 years	6.02 years
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
Share Fair Value — Options granted after the Company’s IPO, are issued with exercise price equal to the fair market value of the Company’s common stock on the grant date. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the Board of Directors, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Dividend yield	0%	0%
Expected volatility	73.4%	85.4%
Risk-free interest rate	0.62%	0.27%
Expected average option term	2.38 years	2.95 years
Number of liability classified stock options outstanding	911,400	1,158,677
At September 30, 2021, the unamortized compensation expense related to unvested options was $42,109 (C$53,591). The remaining unamortized compensation expense as of September 30, 2021 will be recognized over a weighted-average period of 1.93 years.
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
Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchases of shares under the ESPP are limited for each employee at twenty-five thousand dollar worth of the Company’s common shares (determined using the lesser of (i) the market price of a common share on the first day of the applicable purchase period and (ii) the market price of a common share on the purchase date) for each year such purchase right is outstanding.
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the nine months ended September 30, 2021, the Company recorded compensation expense of $767 (nine months ended September 30, 2020: $559) in research and development expense and general and administrative expense accounts. As of September 30, 2021, the total amount contributed by ESPP participants and not yet settled is $615 (December 31, 2020: $926).

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Janssen Biotech, Inc. ("Janssen"):
Milestone revenue	$4,000	$—	$4,000	$—
Celgene Corporation and Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol-Myers Squibb company, “BMS”)
Upfront fee relating to amendment	—	—	—	12,000
BeiGene, Ltd ("BeiGene"):
Milestone revenue	—	—	—	5,000
Research support and other payments	395	2,643	2,810	6,271
	$4,395	$2,643	$6,810	$23,271
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
In July 2021, the Company recognized milestone revenue of $4,000 under a license agreement with Janssen upon Janssen's dosing of the first patient with a bispecific antibody developed using Zymeworks' Azymetric and EFECT platforms. The Company did not have any performance obligations in relation to this milestone on the date it was achieved. Accordingly, it was recognized as revenue during the nine months ended September 30, 2021.
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

At September 30, 2021, contract assets from research, collaboration and licensing agreements were nil (December 31, 2020: nil) and contract liabilities were $32,941 (December 31, 2020: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene referred to above. During the nine months ended September 30, 2021, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (nine months ended September 30, 2020: nil). Amounts not expected to be recognized as revenue in the next twelve months from September 30, 2021 have been classified as long-term deferred revenue.
10. Other (expense) income, net
Other (expense) income consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange gain (loss)	$813	$(148)	$1,185	$2,910
Other	(4)	(65)	94	(38)
	$809	$(213)	$1,279	$2,872

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
The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion	$1,323	$2,710
Long-term portion	28,742	5,812
Total operating lease liabilities	30,065	$8,522
Finance lease liabilities:
Current portion included in other current liabilities	22	17
Long-term portion included in other long-term liabilities	105	122
Total finance lease liabilities	127	139
Total lease liabilities	$30,192	$8,661
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2021 was $2,343 and was included in net cash used in operating activities in the consolidated statement of cash flows (nine months ended September 30, 2020: $1,871).
As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$2,482
1 to 2 years	4,655
2 to 3 years	4,588
3 to 4 years	4,699
4 to 5 years	4,659
Thereafter	15,415
Total operating lease payments	36,498
Less:
Imputed interest	(6,433)
Operating lease liabilities	$30,065
As of September 30, 2021, the weighted average remaining lease term is 8.6 years and the discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.2% for leases in U.S. dollars.
During the nine months ended September 30, 2021, the Company incurred total operating lease expenses of $4,030, which included lease expenses associated with fixed lease payments of $3,756, and variable payments associated with common area maintenance and similar expenses of $274.
In addition to the operating lease liabilities included in the table above, the Company has commitments for future operating lease payments of $3,900 under the terms of the lease for the Company’s additional lab space in Seattle, which is expected to commence in November 2021.

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

The carrying values of cash and cash equivalents, short-term investments in marketable securities, amounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at September 30, 2021, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2021	Level 1	Level 2	Level 3
Liabilities
Liability for contingent consideration (note 13)	$1,316	$—	$—	$1,316
Total	$1,316	$—	$—	$1,316

	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Liability for contingent consideration (note 13)	$1,285	$—	$—	$1,285
Total	$1,285	$—	$—	$1,285

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three Months Ended September 30, 2021	$1,316	$—	$1,316
Nine Months Ended September 30, 2021	$1,285	$31	$1,316

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

At September 30, 2021, the maximum exposure to credit risk for accounts receivable was $4,927 (December 31, 2020: $15,293) and all accounts receivable are due within the next 12 months. As at September 30, 2021, accounts receivable included $2,871 in lease incentive receivable in relation to the lease for the Company’s future headquarters (December 31, 2020: nil). As at September 30, 2021 and December 31, 2020, the Company has not recognized any provision for expected credit losses in relation to accounts receivable.

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

Foreign Currency Risk

The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2021, the Company’s net monetary assets denominated in Canadian dollars were $8,569 (C$10,908).

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
In connection with the Company's 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2021, the contingent consideration had an estimated fair value of $1,316, which has been recorded within other long-term liabilities on the Company's consolidated balance sheet (December 31, 2020: $1,285). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of loss and comprehensive loss.
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

Our lead product candidate, zanidatamab (formerly known as ZW25), is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). The unique mechanism of action of zanidatamab may enable it to address unmet need in patient populations with HER2-expressing cancers, including those with lower levels of expression, for which there are no approved HER2-targeted agents. In clinical trials, monotherapy zanidatamab and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER-targeted agents. Based on these data, we initiated a number of global multicenter clinical trials to evaluate zanidatamab in specific indications and lines of therapy. These include (i) a pivotal trial in patients with previously treated HER2 gene amplified biliary tract cancer (“BTC”), (ii) the first-line treatment of HER2-positive metastatic gastroesophageal adenocarcinomas (“GEA”), BTC, or colorectal cancer in combination with standard of care chemotherapy, (iii) previously-treated locally advanced and/or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (iv) previously-treated locally advanced and/or metastatic HER2-expressing breast cancer in combination with Seagen, Inc.’s (“Seagen”) Tukysa (tucatinib) and chemotherapy, and (v) previously-treated locally advanced and/or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s (“ALX Oncology”) evorpacept (ALX148). Our partner, BeiGene, Ltd. (“BeiGene”), has initiated Phase 1b/2 clinical trials evaluating zanidatamab for (i) the first-line treatment of metastatic HER2-positive breast cancer in combination with docetaxel and for (ii) the first-line treatment of metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy. In addition, zanidatamab continues to be evaluated in several indications including colorectal, endometrial and other HER2-expressing cancers.
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
We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas.
Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our platforms include:

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
Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, and Iconic Therapeutics, Inc. (“Iconic”).
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2021, we received $801.1 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of September 30, 2021, we had $307.8 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2021, combined with the collaboration payments we anticipate receiving, will enable us to fund our planned operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We reported a net loss of $172.7 million for the nine months ended September 30, 2021 and through September 30, 2021, we had an accumulated deficit of $644.0 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. A lack of coordinated responses on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions that may result from future waves or cycles of outbreaks, including impacts to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium for zanidatamab, in both HER2-expressing BTC and GEA. Overall, zanidatamab was well tolerated with the majority of treatment-related adverse events (“TRAEs”) being mild or moderate (Grade 1 or 2) in severity, and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments.
In July 2021, we announced the first patient dosed in a new cohort of our Phase 1 trial to evaluate zanidatamab in combination with Seagen’s HER2-selective tyrosine kinase inhibitor, Tukysa (tucatinib), and chemotherapy in patients with previously-treated locally advanced and/or metastatic HER2-expressing breast cancer.
In September 2021, we presented Phase 2 clinical data for zanidatamab in combination with chemotherapy in first-line metastatic HER2-positive GEA at the European Society for Medical Oncology (“ESMO”) Annual Congress. The data demonstrated that zanidatamab in combination with chemotherapy exhibited promising response rates and durability and, overall, was well tolerated in patients with the majority of TRAEs considered mild to moderate in severity (Grade 1 or 2). The data presented compare favorably to current standard of care and support initiation of a global, randomized Phase 3 trial.
In October 2021, we announced the first patient dosed in the Phase 1b/2 clinical trial of zanidatamab in combination with ALX Oncology’s CD47 blocker, evorpacept (ALX148), in patients with advanced HER2-expressing breast cancer and other solid tumors.
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

As of November 2021, the expansion cohorts evaluating 2.5 mg/kg every three weeks have enrolled 29 patients and are expected to complete enrollment (30 patients) prior to year-end. In parallel, the weekly dose regimen has enrolled 14 patients and continues to dose escalate as the maximum tolerable dose has not been reached. No dose-limiting toxicities have been observed to date.

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
Licensing and Collaboration Agreements:
In August 2021, we announced that our partner, Janssen, dosed the first patient with a bispecific antibody developed using our Azymetric and EFECT platforms. Under our 2017 collaboration and licensing agreement with Janssen, we received a payment of $4.0 million in connection with this milestone.
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
Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships, including with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our existing collaboration agreements, we have received $222.0 million to date in the form of non-refundable upfront payments and milestone payments, and we are also eligible to receive up to $2.8 billion in preclinical and development milestone payments and $5.8 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2021 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2021 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Revenue from research and collaborations	$4.4	$2.6	$1.8	69%	$6.8	$23.3	$(16.5)	(71)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $1.8 million in the three months ended September 30, 2021 compared to the same period in 2020. Revenue for the three months ended September 30, 2021 included $4.0 million from Janssen for a development milestone and $0.4 million from our partners for research and development support under cost sharing arrangements. Revenue for the same period in 2020 included $2.6 million from our partners for research and development support under cost sharing arrangements.
Total revenue decreased by $16.5 million in the nine months ended September 30, 2021 compared to the same period in 2020. Revenue for the nine months ended September 30, 2021 included $4.0 million from Janssen for a development milestone and $2.8 million from our partners for research and development support under cost sharing arrangements. Revenue for the same period in 2020 included $12.0 million from BMS for an expansion fee, $5.0 million from BeiGene for a development milestone and $6.3 million from our partners for research and development support under cost sharing arrangements.
Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$18.1	$29.7	$(11.6)	(39)%	$55.5	$67.8	$(12.3)	(18)%
ZW49	2.4	2.9	(0.5)	(17)%	9.2	8.2	1.0	12%
Preclinical and other research programs	4.8	2.9	1.9	66%	11.0	9.3	1.7	18%
	25.3	35.5	(10.2)	(29)%	75.7	85.3	(9.6)	(11)%
Unallocated departmental research and development expenses:
Salaries and benefits	14.7	8.9	5.8	65%	41.4	24.1	17.3	72%
Stock-based compensation expense	4.6	5.8	(1.2)	(21)%	12.5	9.2	3.3	36%
Other unallocated expenses	5.3	4.2	1.1	26%	15.3	12.5	2.8	22%
Research and development expense	$49.9	$54.4	$(4.5)	(8)%	$144.9	$131.1	$13.8	11%

Research and development expense decreased by $4.5 million in the three months ended September 30, 2021, compared to the same period in 2020. The decrease related primarily to lower third-party manufacturing expenses for zanidatamab which were partially offset by higher salary and benefit expenses from additional headcount as well as higher preclinical and other research and development program expenses. For the three months ended September 30, 2021, research and development expense included non-cash stock-based compensation expense of $4.6 million comprised of $5.6 million from equity classified awards (three months ended September 30, 2020 – $3.4 million) and a $1.0 million recovery from the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended September 30, 2020 - $2.4 million expense). Excluding stock-based compensation expense, research and development expense decreased by $3.3 million or 7% for the three months ended September 30, 2021 compared to the same period in 2020.
Research and development expense increased by $13.8 million in the nine months ended September 30, 2021 compared to the same period in 2020. The increase related primarily to higher salary and benefit expenses from additional headcount, higher stock-based compensation expense as well as an increase in other preclinical and research and development expenses. This was partially offset by a decrease in third-party manufacturing expenses for zanidatamab. For the nine months ended September 30, 2021, research and development expense included non-cash stock-based compensation expense of $12.5 million comprised of $15.7 million from equity classified awards (nine months ended September 30, 2020 – $8.7 million) and a $3.2 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (nine months ended September 30, 2020 - $0.5 million expense). Excluding stock-based compensation expense, research and development expense increased by $10.5 million or 9% for the nine months ended September 30, 2021 compared to the same period in 2020.
General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020

Salaries and benefits	$7.0	$4.5	$2.5	56%	$19.7	$12.9	$6.8	53%
Stock-based compensation expense (recovery)	1.2	12.5	(11.3)	(90)%	(0.7)	13.1	(13.8)	(105)%
Professional fees, consulting and business insurance	4.5	2.6	1.9	73%	11.8	8.8	3.0	34%
Other general and administrative expenses	2.8	2.3	0.5	22%	5.9	7.3	(1.4)	(19)%
General and administrative expense	$15.5	$21.9	$(6.4)	(29)%	$36.7	$42.1	$(5.4)	(13)%
General and administrative expense decreased by $6.4 million in the three months ended September 30, 2021 compared to the same period in 2020. For the three months ended September 30, 2021, general and administrative expense included non-cash stock-based compensation expense of $1.2 million comprised of $4.8 million from equity-classified awards (three months ended September 30, 2020 – $4.3 million) and a $3.6 million recovery from the non-cash mark-to-market revaluation of certain historical liability-classified awards (three months ended September 30, 2020 – $8.2 million expense). Excluding stock-based compensation expense, general and administrative expense increased by $4.9 million or 52% for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher salary and benefit expenses from additional headcount, and professional fees.
General and administrative expense decreased by $5.4 million in the nine months ended September 30, 2021 compared to the same period in 2020. For the nine months ended September 30, 2021, general and administrative expense included a non-cash stock-based compensation recovery of $0.7 million comprised of a $14.3 million expense from equity-classified awards (nine months ended September 30, 2020 – $10.7 million expense) and a $15.0 million recovery from the non-cash mark-to-market revaluation of certain historical liability-classified awards (nine months ended September 30, 2020 – $2.4 million expense). Excluding stock-based compensation expense, general and administrative expense increased by $8.4 million or 29% for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher salary and benefit expenses from additional headcount, and professional fees, partially offset by a U.S. state sales tax refund recognized in 2021.

Other Income (Expense), net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2021	2020			2021	2020
	(dollars in millions)
Other income, net	$1.1	$1.1	$—	—%	$2.9	$7.5	$(4.6)	(61)%
Net other income remained the same for the three months ended September 30, 2021 compared to the same period in 2020. Net other income for the three months ended September 30, 2021 primarily included $0.3 million in interest income and $0.8 million in net foreign exchange gain. Net other income for the same period in 2020 primarily included $1.3 million of interest income, which was partially offset by a $0.1 million net foreign exchange loss.
Net other income decreased by $4.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. Net other income for the nine months ended September 30, 2021 included $1.7 million in interest income and $1.3 million in net foreign exchange gain and other miscellaneous amounts. Net other income for the same period in 2020 primarily included $4.7 million of interest income and a $2.9 million net foreign exchange gain primarily due to revaluation of stock option liabilities denominated in Canadian dollars.
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
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. We expect to continue our strategic partnerships and will look for additional collaborations as well as expanded collaboration opportunities. Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II - Item 1A, “Risk Factors – Risks Related to Our Dependence on Third Parties – We may not realize the anticipated benefits of our strategic partnerships”.
As of September 30, 2021, we had $307.8 million in cash resources consisting of cash, cash equivalents and short-term investments.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(141.9)	$(103.5)
Investing activities	146.5	(86.8)
Financing activities	7.3	306.3
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.3)
Net change in cash and cash equivalents	$11.5	$115.7
Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $141.9 million compared to $103.5 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher expenditures relating to the expansion of our clinical programs and other research and development activities and decrease in receipts from our collaboration partners, which were partially offset by collections under Canada's emergency wage and rent subsidy program as well as a U.S. state sales tax refund during the nine months ended September 30, 2021.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 is primarily related to net redemptions of short-term investments in marketable securities of $154.1 million partially offset by cash outflows of $7.6 million for the acquisition of property and equipment as well as leasehold improvement expenses for our new office and lab spaces. Net cash used in investing activities for the nine months ended September 30, 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $81.6 million. The remaining change was due to the acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 related primarily to net proceeds of $5.4 million from stock option exercises and $2.1 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2020 included $300.9 million relating to net proceeds from our January 2020 public offering of equity securities, $4.4 million from stock option exercises, and $1.1 million from the issuance of common shares in relation to our employee stock purchase plan.
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

Future minimum lease payments under the non-cancellable operating leases and capital leases at September 30, 2021 are as follows:

	Payments due by period
	Less Than 1 Year	1 to 2 Years	2 to 3 Years	3 to 4 Years	Thereafter	Total
	(dollars in thousands)
Capital lease obligations	$22	$23	$20	$63	$—	$128
Operating lease obligations	2,835	5,172	5,121	5,248	22,022	40,398
Total contractual obligations	$2,857	$5,195	$5,141	$5,311	$22,022	$40,526
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
In connection with our 2016 acquisition of Kairos Therapeutics Inc. (“Kairos”), we may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, we may be required to pay CVI a mid-single-digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2021, the development milestone payments had an estimated fair value of $1.3 million, which has been recorded as contingent consideration within other long-term liabilities on our consolidated balance sheet (December 31, 2020: $1.3 million). The contingent consideration was calculated using a probability weighted assessment of the likelihood the milestones would be met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of operations and comprehensive loss.
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
Outstanding Share Data
As of October 31, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 46,553,964 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of October 31, 2021, we had 5,241,961 common shares issuable pursuant to 5,241,961 pre-funded warrants, 3,943,269 common shares issuable pursuant to 3,943,269 exercisable outstanding stock options and

3,574,938 common shares issuable pursuant to 3,574,938 outstanding options that were not exercisable at that date and 170,921 outstanding restricted stock units.
As of September 30, 2021, 1,152,206 common shares (2.5% of issued and outstanding shares as of that date) were available for future award grants under the Company’s Amended and Restated Stock Option and Equity Compensation Plan (December 31, 2020: 1,242,038 common shares; 2.7% of issued and outstanding shares).
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent, short-term investment and long-term investment portfolio. At September 30, 2021 and December 31, 2020, we had cash, cash equivalents, short-term investments and long-term investments of $307.8 million and $451.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long-term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At September 30, 2021, our net monetary assets denominated in Canadian dollars were $8.6 million (C$10.9 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase or decrease in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $0.9 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the nine months ended September 30, 2021.
Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a material impact on our results of operations for any of the periods presented herein.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•Clinical trials are expensive, time consuming, difficult to design and implement and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.
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
•We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
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
Clinical trials are expensive, time consuming, difficult to design and implement and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. A lack of coordinated response on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.

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
•further delays or difficulties in clinical site initiation, including limitations on access to sites, limitations to site initiation activities that can be carried out remotely, and limitations on the number of clinical site staff on site from time to time;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•shortages, disruptions in supply, logistics or other activities related to the procurement of materials and other supplies, which could have a negative impact on our ability to conduct preclinical research, initiate or complete our clinical trials or commercialize our product candidates;
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
The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. While we anticipate submitting a Biologics License Application (“BLA”) to the FDA in 2023 for zanidatamab in patients with previously-treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program.

We have conducted, and may in the future conduct, clinical trials for existing or future product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We have conducted, and may in the future choose to conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any clinical trials we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt our development of any future product candidates.

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
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets. These companies include MacroGenics, Inc., AstraZeneca PLC/Daiichi Sankyo, Roche AG, Seagen and others.
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
The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC, GEA and ovarian cancer (we voluntarily withdrew such designation with respect to ovarian cancer in September 2021 because we are not actively developing in ovarian cancer), the European Medicines Agency (“EMA”) has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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

On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal data from the EEA to the United States. Therefore, the Privacy Shield no longer qualifies as an appropriate safeguard for transfers of personal data from the EEA to the United States, and any transfers made on the basis of the Privacy Shield could attract regulatory scrutiny and penalties for non-compliance. While the standard contractual clauses (“SCCs”) remain a valid mechanism to transfer personal data to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal data is transferred offer a level of data protection that is essentially equivalent to the EEA. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal data from the EEA to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal data from the EEA to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the Centers for Medicare & Medicaid Services issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. In November 2020, under the Trump administration, the U.S. Department of Health and Human Services (“HHS”) announced regulations tying certain Medicare Part B drug prices to international drug prices, modifying the federal Anti-Kickback Statute (“AKS”) safe harbors for pharmaceutical benefit managers and Medicare Part D plans, and making further changes to the rules implementing the Stark Law, other AKS safe harbors and the beneficiary inducements provision in the civil monetary penalties law. In January 2021, HHS agreed to delay implementation of the changes relating to manufacturer rebates on Medicaid Part D plans until January 2023. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact on us and the pharmaceutical industry as a whole of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. Both the U.S. Congress and state legislatures are considering and have proposed various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal AKS and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
•the federal AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2019 and 2020 and for the nine months ended September 30, 2021 was $145.4 million, $180.6 million and $172.7 million, respectively. As of September 30, 2021, our accumulated deficit was approximately $644.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
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

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank utilized for each antibody manufactured in accordance with cGMP. While we believe we would have adequate back up at a secondary storage location, should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
Furthermore, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.
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
In addition, disruptions to ports and other shipping infrastructure, due in part to the impact of the ongoing COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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

As we advance our development and commercialization plans and strategies, we anticipate that we will need to grow our organization, and we may experience difficulty in managing this growth, which could disrupt our operations.
As of September 30, 2021, we had 455 full-time employees. As we advance our development and commercialization plans and strategies, we anticipate that we will need to expand our employee base for managerial, operational, financial and other resources. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we anticipate that we will need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•litigation;
•future sales of our common shares;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our common shares;
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
We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and other relevant Canadian laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. Investors may find our company and our common shares less attractive because we are governed by foreign laws.

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
U.S. holders of the company’s shares may suffer adverse U.S. federal income tax consequences if we are characterized as a passive foreign investment company.
Generally, we will be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes for any taxable year if either (i) at least 75% of our gross income is passive income or (ii) at least 50% of the average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income. For purposes of these tests, passive income generally includes dividends, interest, gains from the sale of investment property, and certain rents and royalties. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, such U.S. holder may suffer adverse U.S. federal income tax consequences. Additionally, if we are a PFIC for any taxable year during which a U.S. holder holds our common shares, we will generally continue to be treated as a PFIC with respect to such U.S. holder for all succeeding taxable years during which such U.S. holder holds our common shares (unless certain elections are made), even if we cease to satisfy the PFIC tests described above.
We believe that we were not classified as a PFIC for the taxable year ended December 31, 2020. However, whether we are a PFIC for the current taxable year or any future taxable year is a fact-intensive determination made on an annual basis and based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. U.S. holders should consult their own tax advisors regarding the tax consequences if we are a PFIC for any taxable year.
Our principal shareholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 13.5% of our outstanding common shares as of September 30, 2021 (3.7% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 5.0% of our outstanding common shares as of September 30, 2021. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
None.
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

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 24, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between the Registrant, Celgene Corporation and Celgene Alpine Investment Co. LLC.

99.2*	Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between the Registrant and BeiGene Ltd.
99.3*
Second Amendment to Collaboration and Cross License Agreement, effective July 2, 2021, by and between the Registrant and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-38068), originally filed with the SEC on August 4, 2021).

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine month periods ended September 30, 2021 and 2020 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as Zymeworks has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Zymeworks if publicly disclosed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Ali Tehrani
	Name:	Ali Tehrani
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)
	Date:	November 3, 2021

By:	/s/ Neil Klompas
	Name:	Neil Klompas
	Title:	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 3, 2021