Form 10-K
period 2021-12-31
Zymeworks Inc.
filed 2022-02-24
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Suite 800 — 114 East 4th Avenue
Vancouver, BC V5T 1G4
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NYSE was approximately $1,590.8 million.
The number of outstanding common shares of the registrant, no par value per share, as of February 22, 2022 was 57,736,293.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:

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

All forward-looking statements, including, without limitation, those related to our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•our ability to implement our restructuring announced in January 2022 and to manage the size of our organization effectively;
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
•our ability to use our therapeutic platforms to build a pipeline of product candidates;
•our ability to meet the requirements of ongoing regulatory review;
•the threat of product liability lawsuits against us or any of our strategic partners;
•changes in product candidate manufacturing or formulation that may result in additional costs or delay;
•the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;
•the potential for governments to impose strict price controls;
•the risk of security breaches and incidents or data loss, which could compromise sensitive business or health information;
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
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar legislation;
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

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events, except as required by law. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene amplified biliary tract cancer (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene, Ltd.’s (“BeiGene”) tislelizumab, as well as proof of concept trials in (iii) first-line locally advanced or metastatic HER2-positive colorectal cancer (“CRC”), GEA, or BTC in combination with standard of care chemotherapy, (iv) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (v) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (vi) previously-treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (vii) previously-treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s (“ALX Oncology”) evorpacept (ALX148), and (viii) previously-treated locally advanced or metastatic HER2-expressing breast cancer in combination with Seagen, Inc.’s (“Seagen”) Tukysa (tucatinib) and chemotherapy.
Our second product candidate, ZW49, combines the unique design of zanidatamab with our ZymeLink antibody-drug conjugate (“ADC”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed ZW49 to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and antitumor activity of ZW49 is currently ongoing.
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
•EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function; and
•ProTECT, which enables tumor-specific activity that may reduce systemic toxicity and simultaneously enhances localized immune co-stimulation or checkpoint modulation that may increase efficacy.

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
Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships and collaborations with the following global pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi

Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, and Exelixis, Inc. (“Exelixis”).
Our Strategy
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a leader in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•Fully recruit the HERIZON-BTC-01 pivotal clinical study for zanidatamab by mid-2022;
•Fully recruit the HERIZON-GEA-01 pivotal clinical study for zanidatamab by the end of 2023;
•Complete or close out other ongoing early-stage clinical studies for zanidatamab as data become available, and use these data to identify and support strategic decisions regarding future clinical development opportunities beyond the ongoing pivotal clinical studies;
•Finalize a clear clinical development path for ZW49 based on additional clinical data expected in the second half of 2022 from the ongoing Phase 1 clinical trial;
•Select and advance two new antibody-drug conjugate or multispecific product candidates leveraging Zymeworks’ novel, therapeutic platforms (Azymetric™, ZymeLink™, EFECT™ and ProTECT™) to Investigational New Drug (“IND”)-enabling studies to provide the ability to submit two IND applications by the end of 2024;
•Execute on new partnerships and collaborations to support the development and commercialization of zanidatamab and Zymeworks’ early-stage R&D pipeline and technology platforms;
•Continue to support and advance Zymeworks’ core technology platforms and collaborations; and
•Improve Zymeworks’ financial position over 2022 and 2023 through a combination of alternatives, including forming additional partnerships and collaborations, monetizing existing assets and products and securing additional financing.

Product Candidate Pipeline
We currently have two lead product candidates in clinical development and several product candidates in preclinical development that leverage our multiple therapeutic platforms to address areas of significant unmet medical need. Our lead product candidates, zanidatamab and ZW49, utilize the Azymetric platform to address patient populations with HER2-expressing cancers. We are also actively advancing a diverse set of preclinical programs, which leverage one or more of our proprietary therapeutic platforms to create a deep pipeline of well-differentiated product candidates for oncology and other therapeutic areas.
The table below summarizes our current product candidate pipeline.

The table below summarizes the stage of each of our partners’ most advanced publicly disclosed program.
Zanidatamab: HER2-Targeted Bispecific Antibody
Overview
Zanidatamab, our lead product candidate, is currently being evaluated in Phase 1, Phase 2 and pivotal clinical trials. It is a biparatopic antibody, based on our Azymetric™ platform, that can simultaneously bind two non-overlapping epitopes of HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action including HER2‑receptor clustering, internalization, and downregulation; inhibition of growth factor-dependent and -independent tumor cell proliferation; antibody-dependent cellular cytotoxicity and phagocytosis; and complement-dependent cytotoxicity. These combined mechanisms of action have led to promising antitumor activity in preclinical models of HER2-expressing cancers, including trastuzumab-resistant (currently branded as Herceptin) tumors.
Clinical Development of Zanidatamab
In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy, as described above under “Overview”.

In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium for HER2-expressing GEA patients who received zanidatamab either as monotherapy (n=35) or in combination with chemotherapies (n=28). The groups had a median of two to three (range 0-7) prior therapies, with a high percentage (88-91%) having received prior HER2-targeted therapies. In 33 response-evaluable patients who received zanidatamab as monotherapy (10 mg/kg weekly or 20 mg/kg every two weeks), the objective response rate (“ORR”) was 39% (13/33), 11 (33%) of which were confirmed by a subsequent scan. The disease control rate (“DCR”) was 61% (20/33) and median duration of response (“mDOR”) was six months. In ten response-evaluable patients who received zanidatamab (20 mg/kg every two weeks) plus paclitaxel, the ORR was 60% (6/10), five (50%) of which were confirmed by a subsequent scan including one patient who experienced a complete response. The DCR was 90% (9/10) for this group. In 14 response-evaluable patients who received zanidatamab (20 mg/kg every two weeks or 30 mg/kg every three weeks) plus capecitabine, the confirmed ORR was 57% (8/14) and the DCR was 71% (10/14). Overall, the mDOR for zanidatamab plus chemotherapy was 8.9 months and the median progression-free survival (“mPFS”) was 5.6 months with eight (29%) patients still on study at the time of data cut-off.

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

In September 2021, we presented Phase 2 clinical data for zanidatamab in combination with chemotherapy in first-line locally advanced or metastatic HER2-positive GEA at the European Society for Medical Oncology (“ESMO”) Annual Congress. The data presented are from a clinical study of 36 patients with HER2-expressing GEA who received zanidatamab in combination with either CAPOX (capecitabine/oxaliplatin; n=14), FP (5FU/cisplatin; n=2), or mFOLFOX6 (5FU/leucovorin/oxaliplatin; n=20). None of the patients had received prior HER2-targeted therapies. In 28 response-evaluable patients with locally advanced or metastatic HER2-positive GEA, zanidatamab plus chemotherapy resulted in a confirmed ORR of 75% and DCR of 89% overall, with a confirmed ORR of 93% and a DCR of 100% in the announced Phase 3 regimen of zanidatamab + CAPOX/FP. All patients except one experienced a decrease in their tumor size. The mDOR is 16.4 months and the mPFS is 12.0 months across all treatment regimens with 61% of patients still on study at the time of data cutoff. In addition, the data demonstrated that zanidatamab plus chemotherapy is generally well tolerated, with the majority of treatment-related adverse events (“TRAE”s) considered mild to moderate in severity (Grade 1 or 2). The most common grade ≥ 3 TRAE is diarrhea, which was manageable in the outpatient setting; introduction of prophylactic loperamide reduced the incidence in cycle 1 from 44% to 18%. No severe (grade ≥ 3) infusion-related reactions or cardiac events were observed. The data presented compare favorably to current standard of care and support initiation of the global, randomized Phase 3 trial, HERIZON-GEA-01.

In December 2021, we announced new clinical data for zanidatamab in heavily pretreated HER2-positive breast cancer. The data presented at the San Antonio Breast Cancer Symposium are from a clinical study of 24 patients with heavily pretreated HER2-positive locally advanced or metastatic breast cancer who received zanidatamab in combination with either vinorelbine (n=12), capecitabine (n=8), or paclitaxel (n=4). Patients received multiple prior regimens containing HER2-targeted agents including trastuzumab (96%), pertuzumab (96%), and T-DM1 (96%), and many also received a tyrosine kinase inhibitor. In 22 efficacy-evaluable patients, treatment with zanidatamab and chemotherapy resulted in a confirmed ORR of 36.4% and DCR of 86.4%, and the majority of patients experienced a decrease in their tumor size. The mPFS is 7.3 months across all treatment regimens with 42% of patients still on study at the time of data cutoff. Zanidatamab in combination with single agent chemotherapy is well tolerated, with the majority of TRAEs considered mild to moderate in severity (Grade 1 or 2).

Also in December 2021, we announced that our partner, BeiGene, dosed the first patient in the HERIZON-GEA-01 trial, a global, randomized, Phase 3 clinical trial designed to evaluate the efficacy and safety of zanidatamab in combination with physician’s choice chemotherapy (CAPOX or FP) with or without the PD-1 inhibitor, tislelizumab, compared to trastuzumab plus physician’s choice chemotherapy for first-line treatment in subjects with locally advanced or metastatic HER2-positive GEA. Primary endpoints are progression-free survival per RECIST 1.1 criteria, as assessed by blinded independent central review, and overall survival. The trial is expected to enroll approximately 700 patients at approximately 300 sites across 38 countries. BeiGene will oversee trial sites in Asia (excluding Japan), Australia and New Zealand, and we will oversee trial sites in the rest of the world, including North and South America, Japan, Europe, Middle East and Africa.

Overall, zanidatamab has been well tolerated. The majority of treatment-related adverse events were mild or moderate (Grade 1 or 2) in severity, and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments.

Zanidatamab is currently being evaluated in the following clinical trials:
•NCT05035836 – A Phase 2, single-site, single-arm open-label study to determine the efficacy of zanidatamab for patients with early stage HER2/neu positive breast cancer.
•NCT05027139 – A Phase 1b/2 single-arm, open-label, multi-cohort, multicenter study of zanidatamab in combination with evorpacept (formerly ALX148) in patients with advanced HER2-expressing cancer. Part one of the study will evaluate safety and tolerability and establish the recommended doses (“RD”). Part two of the study will evaluate the antitumor activity of the combination at the RD levels in indication-specific expansion cohorts.
•NCT04578444 – An intermediate-size Expanded Access Protocol for use of zanidatamab in patients with HER2-positive advanced solid tumors who are not eligible for other zanidatamab clinical trials, and who in the opinion of the treating oncologist, would potentially benefit from treatment with zanidatamab.
•NCT05152147 – A randomized, global, multicenter, Phase 3 Study of zanidatamab in combination with chemotherapy with or without tislelizumab in subjects with HER2-positive unresectable locally advanced or metastatic GEA.

•NCT02892123 – A Phase 1 study to evaluate the maximal tolerated dose, optimal biological dose or other recommended dose, and overall safety and tolerability of zanidatamab in patients with unresectable locally advanced and/or metastatic HER2-expressing cancers.
•NCT03929666 – A multicenter, global, Phase 2, open-label, 2-part, first-line study to investigate the safety, tolerability, and antitumor activity of zanidatamab plus standard first-line combination chemotherapy regimens for selected gastrointestinal (GI) cancers. Eligible patients include those with unresectable, locally advanced, recurrent or metastatic HER2-expressing GEA, BTC, or CRC.
•NCT04224272 – A multicenter, global, Phase 2, open-label, two-part study. Part one of the study will evaluate the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the RD of zanidatamab and palbociclib. Part two of the study will evaluate antitumor activity at the recommended dose level.
•NCT04466891 – A multicenter, pivotal, open-label, single-arm trial evaluating the antitumor activity of zanidatamab monotherapy in patients with HER2-amplified, inoperable and advanced or metastatic BTC, including intra-hepatic cholangiocarcinoma, extra-hepatic cholangiocarcinoma, and gallbladder cancer.
•NCT04513665 – A study to evaluate zanidatamab monotherapy in women with HER2-overexpressed endometrial cancer or carcinosarcoma that has been treated in the past.
•NCT04276493 – A study to assess the safety, tolerability and preliminary antitumor activity of zanidatamab in combination with docetaxel in participants with HER2-positive breast cancer, and zanidatamab in combination with tislelizumab and chemotherapy in participants with HER2-positive gastric/gastroesophageal junction adenocarcinoma.
Zanidatamab has been granted Breakthrough Therapy designation by the FDA for patients with previously-treated HER2 gene-amplified BTC as well as two Fast Track designations, one for previously treated or recurrent HER2-positive BTC and another for first-line GEA in combination with standard of care chemotherapy. Zanidatamab also received Orphan Drug designation for the treatment of BTC and GEA in the United States and for gastric cancer and BTC in the European Union.
ZW49: HER2-Targeted Bispecific ADC
Overview
ZW49, our second product candidate, is currently being evaluated in a Phase 1 clinical trial. It is a biparatopic anti-HER2 ADC developed based on Zymeworks’ proprietary Azymetric and ZymeLink platforms and combines the unique design of zanidatamab with a proprietary ZymeLink cytotoxin and cleavable linker. We are developing ZW49 to be a best-in-class HER2-targeting ADC for several indications characterized by HER2 expression, especially for patients whose tumors have progressed or are refractory to HER2-targeted agents and those that express lower levels of HER2 and are ineligible for treatment with HER2-targeted therapies including T-DM1.
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
In January 2021, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study. In 35 patients who have received ZW49 across all dosing regimens, there have been no dose limiting toxicities, no treatment-related hematologic, pulmonary, or liver toxicity, and no treatment-related deaths. Over 90% of treatment-related adverse events have been mild or moderate (Grade 1 or 2) in severity, with the most common being keratitis, fatigue, and diarrhea, which have been reversible and manageable in an outpatient setting. There have been no discontinuations due to treatment-related adverse events, and the maximum tolerated dose has not yet been established. ZW49 has demonstrated antitumor activity at all dose levels evaluated in the once every three week regimen including confirmed partial responses and stable disease per RECIST 1.1. Three indication-specific expansion cohorts (HER2-positive breast cancer, HER2-positive GEA, and a basket cohort of other HER2-positive cancers) utilizing the 2.5 mg/kg once every three week regimen were also initiated to better ascertain antitumor activity in more homogeneous patient populations.
As of January 2022, the expansion cohorts evaluating 2.5 mg/kg every three weeks have completed enrollment (30 patients). The weekly dose regimen continues to enroll patients and to dose escalate as the maximum tolerable dose has not been reached. No dose-limiting toxicities have been observed to date.
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
Our Proprietary Therapeutic Platforms
Our expertise in protein engineering has enabled the development of our proprietary therapeutic platforms, a complementary suite of highly-tailored biologics solutions. Our therapeutic platforms can be used alone or in combination to develop multifunctional fit-for-purpose biotherapeutics with bispecific capabilities (Azymetric), targeted cytotoxin payload delivery (ZymeLink), finely tuned immune function modulation (EFECT), and tumor-specific immune co-stimulation (ProTECT) . The modular design and ease of use of our therapeutic platforms allow for the design and evaluation of multiple candidates with different formats to determine the optimal therapeutic combination early in development. We continue to leverage these therapeutic platforms to expand our pipeline of next-generation biotherapeutics that we believe could represent significant improvements to the standard of care in multiple cancer types.

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
ProTECT Tumor-Specific Immune Co-stimulation Platform
The ProTECT platform is a novel conditionally-active antibody technology that can simultaneously increase the tolerability and efficacy for therapeutics, thereby potentially enhancing therapeutic window and clinical utility. Functional, natural immunomodulatory heterodimers are introduced to sterically block antigen binding outside the tumor, enabling therapeutics with limited activity in normal healthy tissue, avoiding on-target, off-tumor toxicities. Once in the tumor microenvironment, specific proteases cleave and release one half of the functional block activating both the targeting antibody and the immunomodulatory function. The resulting activated multifunctional therapeutic enables immune modulation in concert with antigen binding, which enables an overall increase in the therapeutic window through selective tumor activity and enhanced potency.

Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships and collaborations, including with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Exelixis, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our strategic partnerships and collaboration agreements, we have received over $235.0 million to date in the form of non-refundable upfront payments and milestone payments. In addition, under our active strategic partnerships and collaboration agreements, we are eligible to receive up to $2.7 billion in preclinical and development milestone payments and $5.6 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms. Our strategic partnerships include the following:

Merck
In August 2011, we entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. To date, we have received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. Currently, there are no active programs under development pursuant to this agreement. The agreement contains customary termination rights for Merck and us, including the right for Merck to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate on the later of (i) the expiry of the last patent covering a Merck licensed product excluding methods of making the product, or (ii) the expiry of the royalty payment obligations by Merck.
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
Lilly
In December 2013, we entered into a licensing and collaboration agreement with Lilly, under which Lilly has the right to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric platform. Under the terms of the agreement, we granted Lilly a worldwide, royalty-bearing antibody target pair-specific exclusive license to research, develop and commercialize certain licensed products. To date, we have received an upfront payment of $1.0 million and research and development related payments of $3.0 million. Currently, there are no active programs under development pursuant to this agreement. The agreement contains customary termination rights for Lilly and us, including the right for Lilly to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by certain patents related to the Lilly licensed product, or ten years after the first commercial sale of the Lilly licensed product in such a country.
In October 2014, we entered into a second licensing and collaboration agreement with Lilly to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric platform. This agreement did not alter or amend the initial 2013 agreement. Under the terms of this 2014 agreement, we granted Lilly a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. To date, we have received research and development related payments for the 2014 agreement totaling $10.0 million. Currently, there are no active programs under development pursuant to this agreement. The agreement contains customary termination rights for Lilly and us, including the right for Lilly to terminate the agreement in its sole discretion with advance notice to us. In addition, (i) both Lilly and us have certain rights to terminate on a program-by-program basis due to scientific failure, (ii) Lilly can terminate the agreement on a target-pair-by-target-pair basis in its sole discretion after the payment of the initial license fee for such a target pair, (iii) Lilly can terminate the agreement or specific target pairs due to an incurable material breach by us, and under specific conditions, Lilly shall have certain rights to continue the research, development and commercialization of products with their license payment, milestone and royalty obligations reduced by 50%, and (iv) Lilly shall have the right to terminate the agreement or specific target pairs in the event of us undergoing a change of control, while retaining certain rights. The agreement will also terminate on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by certain patents related to the Lilly licensed product, or ten years after the first commercial sale of the Lilly licensed product in such a country. If the affected research programs have not completed specific research stages, Lilly’s obligations to the license payments, milestones and royalties shall be reduced in a tiered fashion ranging from 25-75%.
BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. To date, BMS has exercised one commercial license option and we have received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In June 2020, our existing collaboration agreement with BMS was amended to expand the license grant to include the use of our EFECT platform for the development of therapeutic candidates and to extend the research term. We received an upfront expansion fee of $12.0 million and all other financial terms were unchanged. The agreement contains customary termination rights for BMS and us, including the right of BMS to terminate the agreement in its entirety or on a product-by-product basis in its sole discretion with advance notice to us. The agreement will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-expiring patent related to the BMS licensed product, or ten years after the first commercial sale of the BMS licensed product in such a country. If BMS does not exercise its option for the commercial license, the agreement will terminate on a product-by-product basis for which the option was not exercised.
GSK
In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of our EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received to date. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties. Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us, and allowing the parties to terminate the agreement by mutual agreement. The agreement will terminate on the earlier of (i) the end of the research period if GSK does not elect to advance one or more products incorporating intellectual property generated under the research period for further research and development or (ii) on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by a patent related to the GSK licensed product, or ten years after the first commercial sale of the GSK licensed product in such a country.
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. To date, we have received an upfront technology access fee payment of $6.0 million. We are also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. Termination provisions allow for GSK to terminate the agreement or specific antibody sequence pairs due to an incurable material breach by us, and under specific conditions, GSK shall have certain rights to continue the research, development, and commercialization of products with their license payment, milestone, and royalty obligations reduced by 50%.
Daiichi Sankyo
In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million in milestone and other payments. To date, we have received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. We are also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products. The agreement contains customary termination rights for Daiichi and us, including the right for Daiichi to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us and for us to terminate our rights to Daiichi’s antibodies with advance notice to Daiichi. The agreement shall terminate, with respect to Daiichi’s license, if Daiichi fails to exercise its option or, on a product-by-product basis, until expiration of Daiichi’s royalty obligations.

In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million in various milestone and other payments. To date, we have received an upfront technology access fee payment of $18.0 million. We are also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Daiichi Sankyo and us, including the right for Daiichi Sankyo to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to Daiichi Sankyo’s licenses, on a product-by-product basis, with the last payment obligation for the respective product.
Janssen
In November 2017, we entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence group-specific exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $1.45 billion in various license and milestone payments. To date, we have received an upfront payment of $50.0 million and development milestones totaling $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies. We are also eligible to receive development milestone payments of up to $274.0 million and commercial milestone payments of up to $1.12 billion. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. Janssen has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Janssen and us, including the right for Janssen to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate, on a product-by-product basis, on the expiry of the royalty term for the product. Furthermore, if Janssen does not designate an antibody sequence group during the research program term, the agreement will also terminate.
LEO
In October 2018, we entered into a research and license agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of our Azymetric and EFECT platforms, for dermatologic indications. Zymeworks retains rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we received an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of its own products. The agreement contains customary termination rights for LEO and us, including the right for LEO to terminate its rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to LEO’s licenses, on a product-by-product basis, with the expiration of the last-to-expire royalty term for the respective product.
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

Zanidatamab & ZW49
For the research, development and commercialization licenses to zanidatamab and ZW49, we received an upfront payment of $40.0 million. In aggregate for both zanidatamab and ZW49, we are also eligible to receive development and commercial milestone payments of up to $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. We received a payment of $5.0 million in relation to this milestone. In November 2020, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-BTC-01 study, and we received a payment of $10.0 million in relation to this milestone. In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study, and we received a payment of $8.0 million in relation to this milestone.
Under the agreements, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all of the development and commercialization costs in their own territories. Unless earlier terminated, these agreements will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. The agreements may be terminated by BeiGene upon prior written notice or by either party upon the other party’s bankruptcy or uncured material breach.
Azymetric & EFECT Platforms
We received an upfront payment of $20.0 million for the development and commercialization licenses of up to three bispecific antibody therapeutics using our Azymetric and EFECT platforms. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products. Unless earlier terminated, this agreement will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. This agreement may be terminated by BeiGene upon prior written notice, or by either party upon the other party’s uncured material breach.
Iconic / Exelixis
In May 2019, we entered into a license agreement with Iconic Therapeutics, Inc. (“Iconic”) to develop and commercialize its antibody-drug conjugate (ICON-2) targeting Tissue Factor, generated through the use of our ZymeLink platform. Under the terms of this agreement, we granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. In December 2020, Iconic licensed ICON-2 (also known as XB002) to Exelixis, and under our agreement with Iconic, we received a share of the $20.0 million option fee paid to Iconic by Exelixis. Under a December 2021 amendment to the license agreement between Iconic and Exelixis, we received a share of the one-time fee received by Iconic in exchange for all future milestones owing to Iconic from Exelixis. We continue to be eligible to receive future royalties on the ICON-2 program pursuant to the agreement with Iconic. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products. The Agreement contains customary termination rights for Iconic and Zymeworks, including the right for Iconic to terminate the Agreement, in its sole discretion, with advance notice to Zymeworks.
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
We seek to secure and maintain patent protection for the composition of matter, manufacturing processes and methods of use for our drug candidates and for our underlying protein engineering capabilities and therapeutic platforms including Azymetric, EFECT, ZymeLink, ZymeCAD and ProTECT. We also utilize trade secrets, careful monitoring and limited disclosure of our proprietary information where patent protection is not appropriate. We also protect our proprietary information by ensuring that our employees, consultants, contractors and other advisors execute agreements requiring non-disclosure and assignment of inventions prior to their engagement. We intend to continue to expand our intellectual property holdings by seeking patent protection for new compositions of matter, new features and applications of our core therapeutic platforms, and innovative new therapeutic platforms, in the United States and other jurisdictions. We also intend to supplement internal innovation through in-

licensing of new technologies and compositions of matter as appropriate. We intend to take advantage of any available data exclusivity, market exclusivity, patent term adjustment and patent term extensions.
We routinely monitor the status of existing and emerging intellectual property disclosed by third parties that may impact our business, and to the extent we identify any such disclosures, by evaluating them and taking appropriate courses of action.
As of December 31, 2021, our patent portfolio consists of 66 active patent families. Of these, 18 families relate to our key product candidates and programs including zanidatamab, ZW49 and our therapeutic platform technology. The remaining 48 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. One of our patent families is exclusively licensed from a third party. Two of our patent families are co-owned with VAR2 Pharmaceuticals ApS, and one patent family is co-owned with the Provincial Health Services Authority and University of Victoria Industry Partnerships. None of the licensed or co-owned patent families relate to our therapeutic platforms or our lead product candidates, zanidatamab and ZW49, and they are not material to our business at this time. As of December 31, 2021, we have 170 issued patents, 49 of which are U.S. patents.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms.
•    We own the zanidatamab and ZW49 patent portfolio. Zanidatamab is covered by an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is in the national phase with applications pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of zanidatamab, and if issued, is expected to expire in 2034, absent any adjustments or extensions. Two U.S. patents have issued in this family. An additional PCT application in the national phase in Australia, Canada, Europe, Japan and the United States is directed to treatment methods using zanidatamab.
•    We have filed a PCT application covering ZW49 composition of matter and methods of making and using ZW49, which is in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. One patent from this family has issued in the United States. Corresponding applications were filed in Argentina and Taiwan that are not part of the PTC. Any patents that issue from national phase filings are expected to expire in 2039, absent any adjustments or extensions.
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
Azymetric Fc: Two of the patent families relate to engineered antibody Fc region polypeptides having amino acid substitutions that preferentially form heterodimers, with PCT national phase applications pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, Russia and the United States. One U.S. patent has issued with 1,102 days of patent term adjustment and is expected to expire on November 10, 2034. A second U.S. patent has issued with 372 days of patent term adjustment and is expected to expire on November 9, 2033. Two additional U.S. patents have issued. If issued, the remaining patents in these families are expected to expire between 2031 and 2032, absent any adjustments or extensions. An additional issued U.S. patent covers method of expressing antibodies containing heterodimeric Fc regions in cells.
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

•ZymeLink: We own the ZymeLink patent portfolio relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. Two national phase PCT applications are pending or issued in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, South Africa and the United States, and are directed to novel hemiasterlin toxin derivatives, novel linker compositions, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions, two of which have issued in the United States. An additional national phase PCT application is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates, including the one used in ZW49, and is pending or issued in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Three U.S. patents have issued from this patent family. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.
•EFECT: The EFECT platform for engineering Fc constructs with modulated FcgR-binding and Fc effector function is protected by three PCT patent applications that we own, two of which are in the national stage with one application pending or issued in Australia, Canada, Mexico and the United States and the other pending or issued in Australia, Brazil, Canada, China, Europe, India, Japan, Russia and the United States. Two patents have issued from these families in the United States. These patent families are directed to compositions of matter and methods of making Fc constructs with altered FcgR-binding and Fc effector function; if issued, they are expected to expire between 2031 and 2034, absent any adjustments or extensions. The third PCT application was filed on May 20, 2021 and relates to Fc modifications that modulate other aspects of Fc effector function.
•ProTECT: A PCT application covering the ProTECT platform technology was filed on July 20, 2021. This application covers the composition of matter of polypeptide constructs comprising immunomodulatory ligands and their cognate receptors derived from the immunoglobulin superfamily (such as PDL1 and PD1) fused to antibody variable heavy and light chain region termini respectively via protease-cleavable linkers.
•Computational Chemistry: We own a portfolio of 15 families of computational chemistry patents and patent applications that relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Fourteen of these patents have issued in the United States. Any patents that issue from these families are expected to expire between 2027 and 2042, absent any adjustments or extensions.
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
Manufacturing
We rely on third-party contract manufacturing organizations to provide manufacturing, linker-toxin conjugation, and fill-finish services in order to generate all of the therapeutic antibody supply required for our clinical studies and other research and development activities. To retain focus on our expertise in developing new product candidates, we do not currently plan to develop or operate in-house manufacturing capacity. Our bispecific therapeutic antibody candidates require standard chemistry, manufacturing and control (“CMC”) processes typical of those required for monoclonal antibody manufacturing. We therefore expect to continue to be able to develop product candidates that can be manufactured in a cost-effective fashion by our network of qualified third-party contract manufacturing organizations.
Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For zanidatamab, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 and Phase 2 clinical trials and initiate a Phase 3 clinical trial. For ZW49, we have sufficient cGMP-grade supply, together with planned additional manufacturing runs, to complete our Phase 1 clinical trial.

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
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. In particular, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track designated products, sponsors may have a higher number of interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s New Drug Application (“NDA”) or BLA before the application is complete. The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC.
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
Orphan Drug Designation
The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants Orphan Drug Designation to the product for that use. The FDA has granted zanidatamab Orphan Drug Designation for the treatment of BTC and GEA.
The benefits of Orphan Drug Designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. However, the FDA Reauthorization Act, which was enacted in 2017, requires, among other things, that certain orphan drugs for cancer be tested for children. The government has also increased focus on the potential misuse of the orphan drug approval process to increase the price of orphan drugs.
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
Maintaining substantial compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include record-keeping requirements, reporting of adverse effects and reporting updated safety and efficacy information. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements relating to the manufacture or promotion of an approved product may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as significant administrative, civil or criminal sanctions.
Biosimilars and Exclusivity
The 2010 Patient Protection and Affordable Care Act (“PPACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Under the BPCIA, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as the first interchangeable for biologic products.
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
The principal steps required for drug approval in Canada are as follows:
Preclinical Toxicology Studies and Clinical Trials
Non-clinical studies are conducted in vitro and in animals to evaluate pharmacokinetics, metabolism and possible toxic effects to provide evidence of the safety of the drug candidate prior to its administration to humans in clinical studies and throughout development. Such studies are conducted in accordance with applicable laws and GLP.
In Canada, the process of conducting clinical trials with a new drug cannot begin until a Clinical Trial Application (“CTA”) is submitted and the required number of days has lapsed without objection from Health Canada. Biological drugs carry additional risks, as compared to traditional small-molecule drugs, associated with complexity and variability in manufacturing that can contribute to increased lot-to-lot variation of the final product, and with the potential for adventitious agents. Therefore, the content requirements for the quality information for biological drugs to be used in clinical trials are different from those for standard small-molecule pharmaceutical drugs (for example, the inclusion of information on manufacturing facilities is required for biological drugs). In addition, it is necessary to have more stringent controls on the release of biologic drug lots used in authorized clinical trials.
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
New Drug Submission
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
Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher-risk biologics, each lot is tested before being released for sale in Canada. Moderate-risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and the testing regime for a biologic may be altered at any time. In July 2021, the Minister of Health in Canada published a proposal to amend the Food and Drug Regulations as they relate to the regulation of biologic products. The stated
aim is to modernize the biologics regulatory regime by repealing outdated requirements and replacing them with those that reflect current safety practices. In particular, the Minster of Health indicated that amendments would repeal and/or replace several outdated requirements for biologic drugs, including relating to: biological starting and auxiliary materials, contamination or cross-contamination, storage and transport, outdated individual standards for biologic drugs, lot release, labelling, and on-site evaluation of manufacturing facilities. The comment period for the proposal ended October 28, 2021, and to date no further details have been provided including the specific new wording contemplated.
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

Government Regulation Outside of the United States and Canada
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.
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
Healthcare Reform
The United States and some other jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
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
Sales and Marketing
As a clinical-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab and ZW49, we have entered into development and commercialization agreements with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. To date, we have not entered into any other agreements granting commercialization rights to zanidatamab, ZW49 or any of our other product candidates. To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions.
Human Capital Resources
As of December 31, 2021, we had 458 employees, including 455 full-time employees, 317 of whom were primarily engaged in research and development activities and 128 of whom hold an M.D. or Ph.D. degree. 238 of our full-time employees were based in Canada and 217 in the United States. As part of our renewed focus on achieving our key strategic priorities, on January 19, 2022, we announced our intention to restructure our workforce with a target of reducing our employee headcount by at least 25% across the organization by the end of 2022.
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

Corporate Structure
We were incorporated on September 8, 2003 under the Canada Business Corporations Act (“CBCA”) under the name “Zymeworks Inc.” On October 22, 2003, we were registered as an extra-provincial company under the Company Act (British Columbia), the predecessor to the Business Corporations Act (British Columbia) (“BCBCA”). On May 2, 2017, we continued the Company to British Columbia under the BCBCA. We have one wholly owned subsidiary located in Seattle, Washington named Zymeworks Biopharmaceuticals Inc. Our principal office is located at 114 East 4th Avenue, Suite 800, Vancouver, British Columbia, Canada, V5T 1G4, and our telephone number is (604) 678-1388.
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

Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
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
•Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
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
•We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
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
•We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
•If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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
•establishing and maintaining adequate commercial manufacturing arrangements or establishing our own commercial manufacturing capabilities or reliable arrangements with third-party contract manufacturers;
•potential pre-approval audits of nonclinical sites, clinical trial sites, and third-party manufacturing sites that generated the data and product in support of the marketing application; and
•launching commercial sales, marketing and distribution operations.
Many of these factors are wholly or partially beyond our control, including clinical advancement, the regulatory submission process and changes in the competitive landscape. If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to develop our product candidates at all.
Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
We have not previously submitted a BLA to the FDA or similar marketing applications to foreign health authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or foreign health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
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
There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:
•The FDA or foreign health authorities may disagree with the design, implementation or data analyses of our clinical trials;
•The FDA or foreign health authorities may determine that our product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•The population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•The FDA or foreign health authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•The FDA or foreign health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•The approval policies or regulations of the FDA or foreign health authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Additionally, we have conducted, and may in the future conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA and its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trials we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt our development of any future product candidates.
If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.
We are currently evaluating zanidatamab in Phase 1, 2, and registration-enabling clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable.
Patients treated with our product candidates may experience side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
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
•delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site;
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
•our CROs or clinical study sites failing to comply with the trial protocol or regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or foreign health authorities for violations of applicable regulatory requirements;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or foreign health authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;
•our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
We could also experience delays in physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments or other clinical trials. Furthermore, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or foreign health authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or foreign health authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified product candidates to earlier versions.
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
In addition, even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or foreign health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the FDA or foreign health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent that the results of the trials are not satisfactory to the FDA or foreign health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.

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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. A lack of coordinated response on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus.

If the COVID-19 pandemic worsens or continues for a prolonged period of time, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:

•disruption to and delays in preclinical research activities due to extended closure or reduced capacity of lab facilities;

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
•disruptions to our strategic partners’ operations, which could delay the development of our product candidates in certain geographical regions and thereby affect the timing of development and commercial milestone payments and royalties on potential future product sales we may receive; and
•limitations on our ability to recruit any necessary preclinical research, clinical, regulatory and other professional staff on the timeframe required to support our research and development programs.

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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. While we anticipate submitting a Biologics License Application (“BLA”) to the FDA in 2023 for zanidatamab in patients with previously-treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program.
Development of product candidates in combination with other therapies could expose us to additional risks.
Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations and risk management methods, among other considerations, to meet user fee commitments and goal dates as well as plans toward resuming standard operational levels. Additional policies or changes to current policies may be implemented in the future. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Successful development of our current and future product candidates is uncertain and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
Additionally, because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms and product candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
All of our product candidates are still in preclinical or clinical development. Consequently, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Zanidatamab and ZW49 continue to be evaluated in clinical trials, and the results of these and future clinical trials may show that zanidatamab, ZW49 or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
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
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
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
The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC and GEA, the European Medicines Agency (“EMA”) has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:
•Successful completion of preclinical studies;

•Submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
•Successful enrollment in, and completion of, clinical trials;
•Achieving favorable results from clinical trials;
•Receipt of marketing approvals from applicable regulatory authorities;
•Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, for clinical and commercial supply;
•Obtaining pricing, reimbursement, and hospital formulary access;
•Establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with other products;
•Sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities;
•Effectively competing with other therapies;
•Developing and implementing successful marketing and reimbursement strategies;
•Obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•Maintaining a continued acceptable safety profile of any product following approval, if any.
If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.
We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. In addition, the COVID-19 pandemic is still evolving, and it is impossible to predict the impact this pandemic may have on the development of our product candidates, our preclinical studies and clinical trials, and our business. To become and remain profitable, we must develop, obtain approval for and eventually commercialize products, if approved, that generate significant revenue. In addition, it is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models or earlier trials, and we may ultimately be unable to demonstrate adequate safety and efficacy of our product candidates to obtain marketing approval. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability.
Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development, manufacturing and other expenditures to develop and market additional product candidates. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.
Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of a product candidate that receives regulatory approval to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Congress is currently considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate drug pricing for certain drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the Department of Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and foreign regulations. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our product candidates will not occur in the future. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials.
Material modifications in methods of product candidate manufacturing or formulation may result in additional costs or delay.
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
Strategic transactions could disrupt our business, cause dilution to our shareholders and otherwise harm our business.
We actively evaluate various strategic transactions on an ongoing basis. For example, we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing agreements, divestitures or other transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
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
Also, the anticipated benefit of any strategic transaction may not materialize or such strategic transaction may be prohibited. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions, divestitures or other strategic transactions, or the effect that any such transactions might have on our operating results.
Many governments impose strict price controls, which may adversely affect our future profitability.
In many countries, particularly in those in the European Union (“EU”), prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.
Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our strategic partners might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenue that is generated from the sale of the product in that country. If reimbursement of such product candidates is unavailable or limited in scope or amount, if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our profitability will be negatively affected.
Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our CROs and other service providers collect, store and otherwise process petabytes of sensitive data, including legally protected health information, personal information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.
Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those of our CROs and our other third-party service providers may utilize may be vulnerable to attacks by hackers or viruses or breached, interrupted or compromised due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). Any such breach, incident, or interruption could compromise systems and networks used in our business and lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, there is no guarantee that we or our third-party service providers can protect our systems or networks or other systems or networks used in our business from security breaches, incidents, or compromises. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and subcontractors that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Although most drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition to HIPAA, other applicable data privacy and security obligations, including U.S. state data breach notification laws, may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure, or dissemination of, personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts.

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
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.

In addition, U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act

(“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado and Virginia. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.

We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted privacy and security protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal information such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes many requirements for controllers and processors of personal information, including, for example, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal information. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national privacy and security laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. Additionally, the United Kingdom (“UK”) has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover.

Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the standard contractual clauses (“SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal information from the EEA and other regions, including the UK, to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

Separate from, and in addition to, requirements under the GDPR and UK GDPR, certification requirements for the hosting of health data will vary by jurisdiction. To the extent we operate in various EEA countries or the UK, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, France requires hosts of health data to obtain a prior certification with the competent certification body.

The interpretation and application of consumer, health-related and privacy and security laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

There have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2020, the U.S. Department of Health and Human Services (“HHS”) and CMS issued various rules pertaining to price reductions from pharmaceutical manufacturers to plan sponsors under Part D, changes to the Stark Law and the safe harbor regulation under the Anti-Kickback Statute, and manufacturer price reporting requirements under the Medicaid Drug Rebate Program, among others. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.
Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities outside the United States;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.
Our business and current and future relationships with customers and third-party payors in the United States and elsewhere will be subject, directly or indirectly, to applicable federal and state anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
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

•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous and similar state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Any failure or perceived failure by us to comply with such laws, regulations, or case law may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability. Additionally, if our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2021, 2020 and 2019 was $211.8 million, $180.6 million and $145.4 million, respectively. As of December 31, 2021, our accumulated deficit was $683.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. In January 2022, we began implementing a Company-wide reduction in workforce to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. We anticipate that the reduction in workforce will impact at least 25% of our employees;

however, we are still assessing the full scope and scale of this plan and the reductions may ultimately be more or less than we currently anticipate.
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
•our ability to successfully implement the reduction in workforce and achieve the anticipated cost reductions;
•our ability to hire when needed additional management, scientific and medical personnel;
•the effect of competing products that may limit market penetration of our product candidates;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of our existing strategic partnerships, and any collaboration, asset monetization, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements.
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public and private equity offerings, debt financings, asset monetization, strategic partnerships and grant funding.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene and Iconic. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
We are also aware of third-party patents and patent applications containing claims directed to compositions and methods for treating various forms of cancer with antibodies targeting HER2, alone or in combination with other anti-cancer agents, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer. If our products or our strategic partners’ products were found to infringe any such patents, and if licenses for them are not available on commercially reasonable terms, or at all, and we were unable to invalidate or render unenforceable those patents, our business could be materially harmed. These patents may not expire before we receive marketing authorization for our product candidates, and could delay the commercial launch of one or more future products. There is also no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.
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
•the laws of certain countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.
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
Risks Related to Additional Legal and Compliance Matters
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, insider trading, and noncompliance with our policies and procedures.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct and Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. In addition, employees may become subject of allegations of gender discrimination and other misconduct that are not in compliance with our policies and procedures, which, regardless of the ultimate outcome, may result in adverse publicity that could materially harm our brand, reputation and business.
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
Risks Related to Employee Matters and Managing Growth
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in January 2022 and the announcement of our key strategic priorities for 2022 and 2023.
In January 2022, we announced a plan to reduce our workforce to reflect our renewed focus on key priorities and enable us to help achieve a more cost-efficient organization necessary to execute on those priorities. The target of the reduction in workforce is to reduce employee headcount by at least 25% by the end of 2022. The full scope, scale and impact of the reduction in workforce is not yet known. In January 2022, we also announced our key strategic priorities for 2022 and 2023. For additional information, see Part I - Item 1, “Business - Our Strategy.”
We may fail to effectively execute on, or achieve the stated goals of, the reduction in workforce or our key strategic priorities. Our plans may also change as we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those that are not directly impacted, which may increase employee attrition and hinder our ability to achieve our key priorities. Furthermore, certain of our shareholders may not agree with our key strategic priorities or the decisions we have or may make to execute on those priorities. Any failure to achieve the expected benefits from the reduction in workforce or from other recent management and personnel related changes could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to shareholder complaints and litigation.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our Board of Directors, Chief Executive Officer and President, Neil Klompas, our Chief Operating Officer and Chief Financial Officer, Neil Josephson, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
Retention and any future recruitment of qualified scientific, technical, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, we will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing key senior managers and employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. The reduction in workforce announced in January 2022 may also make retention of our current personnel both more important and more challenging. Intense competition for attracting key skill-sets may limit our ability to retain and motivate these key personnel on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.

As we advance our development and commercialization plans and strategies, we may need to grow or modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of December 31, 2021, we had 455 full-time employees. As a result of the reduction in workforce announced in January 2022, we expect to reduce our workforce by at least 25% by the end of 2022. However, as we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
Risks Related to Our Common Shares
Our share price is likely to be volatile and the market price of our common shares may drop below the price paid by shareholders.
Investors should consider an investment in our common shares as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors may be unable to sell their common shares at or above the price they paid for such shares due to fluctuations in the market price of our common shares arising from changes in our operating performance or prospects. Some of the factors that may cause the market price of our common shares to fluctuate or decrease include:
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
•additions or departures of key personnel, including developments relating to our reduction in workforce announced in January 2022;
•our ability to execute on our key strategic priorities announced in January 2022;
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
•potential disagreements or disputes with certain of our shareholders;
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
An active trading market for our common shares may not be sustained. If an active market for our common shares does not continue, it may be difficult for our shareholders to sell their shares without depressing the market price for the common shares or sell their common shares at or above the prices at which they acquired their common shares or sell their common shares at the time they would like to sell. Any inactive trading market for our common shares may also impair our ability to raise capital to continue to fund our operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.
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

Our management team has broad discretion to use the net proceeds from public and private and debt financings and its investment of these proceeds may not yield a favorable return. They may invest the proceeds in ways with which our shareholders disagree.

Our management team has broad discretion in the application of the net proceeds we received pursuant to our January 2022 public offering of common shares and pre-funded warrants to purchase common shares, as well as net proceeds we may receive from future fundraising efforts, including pursuant to our “at-the-market” equity offering program and we could spend or invest the proceeds in ways with which our shareholders disagree. Accordingly, shareholders will need to rely on our management team’s judgment with respect to the use of these proceeds. However, the failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.

We cannot specify with certainty all of the particular uses for the net proceeds to be received from our fundraising efforts. In addition, the amount, allocation and timing of our actual expenditures will depend upon numerous factors, including milestone payments received from our strategic partnerships and royalties received on sale of any future approved product. Accordingly, we will have broad discretion in using these proceeds. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

We do not anticipate paying cash dividends for the foreseeable future, and accordingly, shareholders must rely on share appreciation for any return on their investment.
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
U.S. holders of our common shares may suffer adverse U.S. federal income tax consequences if we are characterized as a passive foreign investment company.
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
We believe that we were not classified as a PFIC for the taxable year ended December 31, 2021. However, whether we are a PFIC for the current taxable year or any future taxable year is a fact-intensive determination made on an annual basis and based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. U.S. holders should consult their own tax advisors regarding the tax consequences if we are a PFIC for any taxable year.

Our principal shareholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 13.4% of our outstanding common shares as of December 31, 2021 (3.7% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 5.3% of our outstanding common shares as of December 31, 2021. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our headquarters are located in a single building containing office and laboratory space in Vancouver, British Columbia. The lease, which we entered into on January 25, 2019, has an initial term expiring in February 2032, with two five-year extension options. We completed our relocation to this space in February 2022 from our prior Vancouver office and laboratory spaces. Our leases for those prior Vancouver office and laboratory spaces expire on February 28, 2022.
Our U.S. office is located in Seattle, Washington. The expiration date of the lease is May 2027.
We believe that our existing facilities are adequate for our immediate needs and our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Holders
As of February 22, 2022, we had 26 shareholders of record holding our common shares, of which eight were U.S. shareholders. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
The term “U.S. Holder,” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980), as amended (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. U.S. Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.
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
This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any Non-Resident Holder and no representations with respect to the income tax consequences to any particular Non-Resident Holder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, Non-Resident Holders should consult their own tax advisors with respect to their own particular circumstances. The discussion below is qualified accordingly.

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
Certain U.S. Income Tax Considerations For U.S. Holders
The following discussion is a general summary of certain U.S. federal income tax consequences of the ownership and disposition of the common shares. It applies only to U.S. Holders (as defined below) that acquire and hold the common shares as capital assets (generally, property held for investment purposes). This summary should not be construed to constitute legal or tax advice to any particular U.S. Holder.
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
Distributions on the Common Shares
Subject to the PFIC rules discussed below, the gross amount of any distribution received by a U.S. Holder with respect to the common shares (including any amounts withheld to pay Canadian withholding taxes) will be included in the gross income of the U.S. Holder as a dividend to the extent attributable to the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. The Company does not intend to calculate its earnings and profits under U.S. federal income tax rules. Accordingly, U.S. Holders should expect that a distribution generally will be treated as a dividend for U.S. federal income tax purposes. Unless the Company is treated as a PFIC for the taxable year in which it pays a distribution or in the preceding taxable year (see “Passive Foreign Investment Company Rules” below), the Company believes that it may qualify as a “qualified foreign corporation,” in which case, subject to certain requirements, including conditions relating to holding period and the absence of certain risk reduction transactions, distributions treated as dividends and received by non-corporate U.S. Holders may be eligible for a preferential tax rate. Distributions on the common shares generally will not be eligible for the dividends received deduction available to U.S. Holders that are corporations.
The amount of any distribution paid in Canadian dollars (including any amounts withheld to pay Canadian withholding taxes) will equal the U.S. dollar value of the Canadian dollars calculated by reference to the exchange rate in effect on the date the distribution is received by the U.S. Holder, regardless of whether the Canadian dollars are converted into U.S. dollars. A U.S. Holder will have a tax basis in the Canadian dollars equal to their U.S. dollar value on the date of receipt. If the Canadian dollars received are converted into U.S. dollars on the date of receipt, the U.S. Holder should generally not be required to recognize foreign currency gain or loss in respect of the distribution. If the Canadian dollars received are not converted into U.S. dollars on the date of receipt, a U.S. Holder may recognize foreign currency gain or loss on a subsequent conversion or other disposition of the Canadian dollars. Such gain or loss will be treated as U.S. source ordinary income or loss.
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
Passive Foreign Investment Company Rules
A foreign corporation will be considered a PFIC for any taxable year in which (1) 75% or more of its gross income is “passive income” under the PFIC rules or (2) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, certain rents and royalties, and certain gains. Royalties derived from an unrelated person in the active conduct of a trade or business in the licensing of property developed or created through its own officers or staff of employees is generally excluded from passive income. Moreover, for purposes of determining if the foreign corporation is a PFIC, if the foreign corporation owns, directly or indirectly, at least 25%, by value, of the shares of another corporation, it will be treated as if it holds directly its proportionate share of the assets and receives directly its proportionate share of the income of such other corporation. If a corporation is treated as a PFIC with respect to a U.S. Holder for any taxable year, the corporation will continue to be treated as a PFIC with respect to that U.S. Holder in all succeeding taxable years, regardless of whether the corporation continues to meet the PFIC requirements in such years, unless certain elections are made.
The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. The Company believes that it was not classified as a PFIC for the taxable year ended December 31, 2021. However, the Company cannot provide any assurance regarding its PFIC status for the current or future taxable years given that the determination of PFIC status is fact-intensive and made on an annual basis. Neither the Company’s U.S. counsel nor U.S. tax advisor expresses any opinion with respect to the Company’s PFIC status or with respect to the Company’s expectations regarding its PFIC status.
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
The adverse tax consequences described above may be mitigated if a U.S. Holder makes a timely “qualified electing fund” (a “QEF”) election with respect to its interest in the PFIC. Consequently, if the Company is classified as a PFIC, it may be advantageous for a U.S. Holder to elect to treat the Company as a QEF with respect to such U.S. Holder in the first year in which it holds common shares. If a U.S. Holder makes a timely QEF election with respect to the Company, the electing U.S. Holder would be required in each taxable year that the Company is considered a PFIC to include in gross income (i) as ordinary income, the U.S. Holder’s pro rata share of the ordinary earnings of the Company and (ii) as capital gain, the U.S. Holder’s pro rata share of the net capital gain (if any) of the Company, whether or not the ordinary earnings or net capital gain are distributed. An electing U.S. Holder’s basis in common shares will be increased to reflect the amount of any taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction of basis in the common shares and will not be taxed again as distributions to the U.S. Holder.
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
If the Company determines that it, and any subsidiary in which the Company owns, directly or indirectly, more than 50% of such subsidiary’s total aggregate voting power, is likely a PFIC in any taxable year, the Company intends to make available to U.S. Holders, upon request and in accordance with applicable procedures, a “PFIC Annual Information Statement” with respect to the Company and any such subsidiary for such taxable year. The “PFIC Annual Information Statement” may be used by U.S. Holders for purposes of complying with the reporting requirements applicable to a QEF election with respect to the Company and any such Subsidiary PFIC.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to our proxy statement for the 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following stock performance graph illustrates a comparison of the total cumulative shareholder return on our common shares from April 28, 2017, which is the date our common shares commenced trading on the NYSE, through December 31, 2021, to two indices: the NYSE Composite Index (“NYA Index”) and the NYSE Arca Biotechnology Index (“BTKTR Index”). The graph assumes an initial investment of $100 on April 28, 2017, and, where applicable, includes the reinvestment of dividends.

280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
-20
-40
-60
2017-04-28
2017-06-30
2017-09-30
2017-12-31
2018-03-31
2018-06-30
2018-09-30
2018-12-31
2019-03-31
2019-06-30
2019-09-30
2019-12-31
2020-03-31
2020-06-30
2020-09-30
2020-12-31
2021-03-31
2021-06-30
2021-09-30
2021-12-31
ZYME
NYA Index
BTKTR Index

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of our common shares.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the Exchange Act. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiary. The discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC and with the securities commissions in all provinces and territories of Canada on February 24, 2021, under the section titled “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a leader in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•Fully recruit the HERIZON-BTC-01 pivotal clinical study for zanidatamab by mid-2022;
•Fully recruit the HERIZON-GEA-01 pivotal clinical study for zanidatamab by the end of 2023;
•Complete or close out other ongoing early-stage clinical studies for zanidatamab as data become available, and use these data to identify and support strategic decisions regarding future clinical development opportunities beyond the ongoing pivotal clinical studies;
•Finalize a clear clinical development path for ZW49 based on additional clinical data expected in the second half of 2022 from the ongoing Phase 1 clinical trial;
•Select and advance two new antibody-drug conjugate or multispecific product candidates leveraging Zymeworks’ novel, therapeutic platforms (Azymetric™, ZymeLink™, EFECT™ and ProTECT™) to IND-enabling studies to provide the ability to submit two IND applications by the end of 2024;
•Execute on new partnerships and collaborations to support the development and commercialization of zanidatamab and Zymeworks’ early-stage R&D pipeline and technology platforms;
•Continue to support and advance Zymeworks’ core technology platforms and collaborations; and
•Improve Zymeworks’ financial position over 2022 and 2023 through a combination of alternatives, including forming additional partnerships and collaborations, monetizing existing assets and products and securing additional financing.
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2021, we received $802.1 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2021, we had $252.6 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2021, combined with the proceeds from our recent public offering which closed on January 31, 2022 and collaboration payments we anticipate receiving, will enable us to fund our planned operations for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC.
We reported a net loss of $211.8 million for the year ended December 31, 2021 and through December 31, 2021, we had an accumulated deficit of $683.1 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
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

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. A lack of coordinated responses on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions that may result from future waves or cycles of outbreaks, including impacts to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business. See Part I - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
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
In July 2021, we announced the first patient dosed in a new cohort of our Phase 1 trial to evaluate zanidatamab in combination with Seagen’s HER2-selective tyrosine kinase inhibitor, Tukysa (tucatinib), and chemotherapy in patients with previously-treated locally advanced or metastatic HER2-expressing breast cancer.
In September 2021, we presented Phase 2 clinical data for zanidatamab in combination with chemotherapy in first-line locally advanced or metastatic HER2-positive GEA at the ESMO Annual Congress. The data demonstrated that zanidatamab in combination with chemotherapy exhibited promising response rates and durability and, overall, was well tolerated in patients with the majority of TRAEs considered mild to moderate in severity (Grade 1 or 2). The data presented compare favorably to current standard of care and support initiation of a global, randomized Phase 3 trial, HERIZON-GEA-01.
In October 2021, we announced the first patient dosed in the Phase 1b/2 clinical trial of zanidatamab in combination with ALX Oncology’s CD47 blocker, evorpacept (ALX148), in patients with advanced HER2-expressing breast cancer and other solid tumors.

In December 2021, we presented Phase 2 clinical data for zanidatamab in combination with chemotherapy in heavily pretreated locally advanced or metastatic HER2-positive breast cancer at the San Antonio Breast Cancer Symposium. The data exhibited promising response rates, with the majority of patients experiencing a reduction in their tumor size. Zanidatamab in combination with chemotherapy was also well tolerated, with the majority of the TRAEs considered mild to moderate in severity (Grade 1 or 2).
Also in December 2021, we announced that our partner BeiGene dosed the first patient in the HERIZON-GEA-01 trial, a global, randomized, Phase 3 clinical trial designed to evaluate the efficacy and safety of zanidatamab in combination with physician’s choice chemotherapy (CAPOX or FP) with or without the PD-1 inhibitor, tislelizumab, compared to trastuzumab plus physician’s choice chemotherapy for first-line treatment in subjects with locally advanced or metastatic HER2-positive GEA.
ZW49 Clinical Program:
In January 2021, we announced an interim update from the ongoing ZW49 Phase 1 dose-escalation study. In 35 patients who have received ZW49 across all dosing regimens, there have been no dose-limiting toxicities, no treatment-related hematologic, pulmonary, or liver toxicity, and no treatment-related deaths. Over 90% of treatment-related adverse events have been mild or moderate (Grade 1 or 2) in severity, with the most common being keratitis, fatigue, and diarrhea, which have been reversible and manageable in an outpatient setting. There have been no discontinuations due to treatment-related adverse events, and the maximum tolerated dose has not yet been established. ZW49 has demonstrated antitumor activity at all dose levels evaluated in the once every three week regimen including confirmed partial responses and stable disease per RECIST 1.1. Three indication-specific expansion cohorts (HER2-positive breast cancer, HER2-positive GEA, and a basket cohort of other HER2-positive cancers) utilizing the 2.5 mg/kg once every three week regimen were also initiated to better ascertain antitumor activity in more homogeneous patient populations.
As of January 2022, the expansion cohorts evaluating 2.5 mg/kg every three weeks have completed enrollment (30 patients). The weekly dose regimen continues to enroll patients and to dose escalate as the maximum tolerable dose has not been reached. No dose-limiting toxicities have been observed to date.
Preclinical Programs:
In April 2021, we presented five posters at the American Association for Cancer Research Annual Meeting. The presentations highlight preclinical data that reveal new insights into the unique mechanisms of action of our lead product candidate, zanidatamab, introduce our fourth therapeutic platform, ProTECT, and describe two new preclinical assets focused on the cytokine, IL-12, and the immune-oncology target, 4-1BB.
Licensing and Collaboration Agreements:
In August 2021, we announced that our partner, Janssen, dosed the first patient with a bispecific antibody developed using our Azymetric and EFECT platforms. Under our 2017 collaboration and licensing agreement with Janssen, we received a payment of $4.0 million in connection with this milestone. In November 2021, Janssen dosed the first patient under the second program for which we received another milestone payment of $4.0 million.

Per an amendment of the sublicensing agreement between Iconic and Exelixis in December 2021, Iconic notified us that they will receive a one-time fee from Exelixis in exchange for all future milestones for the ICON-2 program. As such, we will receive a share of this payment to Iconic. We continue to be eligible to receive future royalties pursuant to our agreement with Iconic.
In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study. We received a payment of $8.0 million in relation to this milestone.
Financing Activities:
On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional shares, and, in lieu of common shares, to certain investors, pre-funded warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded warrants were sold at a price of $ 7.9999 per pre-funded warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in the United States pursuant to our final prospectus, dated January 26, 2022, to our U.S. automatic shelf registration statement on Form S-3ARS, including a prospectus dated October 1, 2021. No securities were offered or sold, directly or indirectly, in Canada or to any resident of Canada.
Executive Team Changes and Restructuring:
On January 19, 2022, we announced a restructuring of our workforce (the “Restructuring”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. We took these steps as part of our renewed focus on achieving our key strategic priorities and to help create a more cost-efficient organization in order to execute on our strategic priorities. We expect to substantially complete the Restructuring by December 31, 2022. In connection with the Restructuring, we announced changes in our leadership, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company.
On January 5, 2022, we announced the appointment of Mr. Kenneth Galbraith as Chair of our Board of Directors, Chief Executive Officer and President, effective January 15, 2022. In connection with Mr. Galbraith’s appointment, Dr. Ali Tehrani resigned from the positions of President and Chief Executive Officer and as a member of our board of directors, effective January 15, 2022. We also announced the promotion of our Chief Financial Officer, Mr. Neil Klompas, to the dual position of Chief Operating Officer and Chief Financial Officer. Our Board of Directors also appointed Ms. Lota Zoth as the Board of Directors' lead independent director, effective January 15, 2022.
In May 2021, Dr. Diana Hausman transitioned from her role as our Chief Medical Officer and Dr. Neil Josephson, our Senior Vice President, Clinical Research, assumed the role of interim Chief Medical Officer. Dr. Hausman remained with the Company as a clinical advisor through November 2021, and Dr. Josephson was promoted to Chief Medical Officer in November 2021.
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
Critical Accounting Policies, Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that are inherently uncertain that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including current and potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our condensed consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the year ended December 31, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2021.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, and participation on joint research and/or development committees.

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), we apply the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we determine which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606, which may require application of judgment. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration that we are entitled to in exchange for the goods and services transferred to the customer. If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, we assume that the contract does not have a significant financing component.
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, management applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail in the following paragraphs for each type of payment received by us under the terms of the license and collaborations agreements.
Licenses of intellectual property including platform technology access: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the related revenue recognition accordingly.
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand- alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.
At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that we may not earn all of the milestone payments from each of our strategic partners. We apply significant judgment when assessing the likelihood of whether milestones are considered probable of being achieved and when allocating the transaction price to each performance obligation for revenue recognition purposes.
Royalties and commercial milestones: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee. Since inception to date, we have not recognized any royalty revenue or commercial milestone from any of our out-licensing arrangements.
Research support and other payments: Payments by the licensees in exchange for research activities performed by us on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research supplies provided are recognized as revenue upon delivery of the supplies.

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

As at December 31, 2021, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. We concluded that there were no impairment indicators related to goodwill or other intangible assets as of December 31, 2021.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2021 within this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,
	2021	2020	2019	Change 2021 – 2020

	(dollars in millions)
Revenue from research and development collaborations	$26.7	$39.0	$29.5	$(12.3)	(32%)
Revenue for all periods presented relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $12.3 million in 2021 compared to 2020. Revenue for 2021 included $8.0 million from BeiGene for development milestone, $8.0 million from Janssen for two development milestones, $5.0 million from Iconic for partner revenue and $5.7 million from our partners for research and development support under cost sharing arrangements. Revenue for 2020 included $15.0 million from BeiGene for development milestones, $12.0 million from BMS for an expansion fee, $4.0 million from Iconic for partner revenue and $8.0 million from our partners for research and development support under cost sharing arrangements.
Research and Development Expense

	Year Ended December 31,
(dollars in millions)	2021	2020	2019	Change 2021 – 2020

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$86.8	$80.5	$56.6	$6.3	8%
ZW49	12.7	11.5	6.5	1.2	10%
Preclinical and other research programs	13.9	12.1	9.6	1.8	15%
	113.4	104.1	72.7	9.3	9%
Unallocated departmental research and development expenses:
Salaries and benefits	50.3	35.1	21.1	15.2	43%
Stock-based compensation expense	15.5	12.3	14.3	3.2	26%
Other unallocated expenses	20.6	19.7	9.3	0.9	5%
Research and development expense	$199.8	$171.2	$117.4	$28.6	17%

Research and development expense increased by $28.6 million in 2021 compared to 2020. In 2021, research and development expense included non-cash stock-based compensation expense of $15.5 million comprised of $20.1 million from equity classified awards (2020 – $12.3 million) and a $4.6 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (2020 - a nominal expense). Excluding stock-based compensation expense, research and development expense increased by $25.4 million or 16% in 2021 compared to 2020. The increase related primarily to higher salary and benefit expenses from additional headcount, as well as an increase in zanidatamab clinical trial and other preclinical and research and development expenses which were partially offset by a decrease in drug manufacturing activities.

General and Administrative Expense

	Year Ended December 31,
	2021	2020	2019	Change 2021 – 2020
(dollars in millions)

Salaries and benefits	$23.5	$18.0	$12.6	$5.5	31%
Stock-based compensation (recovery) expense	(5.6)	16.1	34.2	(21.7)	(135)%
Professional fees, consulting and business insurance	15.2	11.3	8.3	3.9	35%
Other general and administrative expenses	9.5	9.8	7.6	(0.3)	(3)%
General and administrative expense	$42.6	$55.2	$62.7	$(12.6)	(23)%

General and administrative expense decreased by $12.6 million in 2021 compared to 2020. In 2021, general and administrative expense included a non-cash stock-based compensation recovery of $5.6 million comprised of a $18.2 million expense from equity-classified awards (2020 – $14.6 million expense) and a $23.8 million recovery from the non-cash mark-to-market revaluation of certain historical liability-classified awards (2020 – $1.4 million expense). Excluding stock-based compensation expense, general and administrative expense increased by $9.1 million or 23% in 2021 compared to 2020. The increase was primarily due to higher salary and benefit expenses from additional headcount, and professional fees, partially offset by a U.S. state sales tax refund recognized in 2021.
Other Income (Expense)

	Year Ended December 31,
	2021	2020	2019	Change 2021 – 2020
(dollars in millions)

Other income (expense), net	$3.3	$7.3	$5.3	$(4.0)	(55)%
Net other income decreased by $4.0 million in 2021 compared to 2020. Net other income for 2021 included interest income of $2.0 million and a net foreign exchange gain of $1.2 million primarily due to the revaluation of stock option liabilities and certain cash, cash equivalents and investments denominated in Canadian dollars. Net other income for 2020 primarily included interest income of $5.7 million and a net foreign exchange gain of $1.7 million.
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
On January 31, 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option), at $8.00 per common share and 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were approximately $107.6 million, after underwriting discounts, commissions and estimated offering expenses.

On October 1, 2021, we amended our Open Market Sale AgreementSM, dated as of November 5, 2019 (as amended, the “Sales Agreement”), with Jefferies LLC (“Jefferies”). The Sales Agreement provides for the offer and sale of our common shares from time to time through Jefferies as our sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of common shares through Jefferies, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act.
No shares of our common stock were sold under the Sales Agreement since its inception to date.

As of December 31, 2021, we had $252.6 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
(dollars in millions)

Net cash provided by (used in):
Operating activities	$(192.5)	$(151.4)	$(81.9)
Investing activities	144.6	(43.4)	(25.6)
Financing activities	8.0	309.0	193.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.6)	—
Net (decrease) increase in cash and cash equivalents	$(40.2)	$113.6	$86.2
Operating Activities
In 2021, we used net cash of $192.5 million in operating activities compared to $151.4 million in 2020. The increase in net cash used in operating activities was primarily due to the expansion of our clinical programs and other research and development activities and decrease in receipts from our collaboration partners, which were partially offset by collections under Canada's emergency wage and rent subsidy program as well as a U.S. state sales tax refund.
Investing Activities
Net cash provided by investing activities in 2021 is primarily related to net redemptions of short-term investments in marketable securities of $157.9 million partially offset by cash outflows of $12.4 million for the acquisition of property and equipment as well as leasehold improvement expenses for our new office and lab spaces. Net cash used in investing activities in 2020 is primarily related to purchases of short and long-term investments in marketable securities. A significant portion of the proceeds from our January 2020 public offering was invested in guaranteed investment certificates (“GICs”), term deposits and commercial paper resulting in a net change in short-term and long-term investments of $37.2 million. The remaining change was due to the acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities in 2021 related primarily to net proceeds of $6.4 million from stock option exercises and $2.1 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities in 2020 included $300.9 million relating to net proceeds from our January 2020 public offering of equity securities, $7.1 million from stock option exercises, and $1.1 million from the issuance of common shares in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in Note 15 and other commitments and contingencies as presented in Note 17 to the consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.

Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with the proceeds from our recent public offering which closed on January 31, 2022 and certain anticipated milestone payments from our collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties - We may not realize the anticipated benefits of our strategic partnerships”.

We will need substantial additional funding to support our continuing operations and pursue our long-term business plans. Accordingly, our future funding requirements will depend on many factors, including but not limited to:

•the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements as well as our ability to enter into new arrangements;
•the timing and the costs of obtaining regulatory approvals for any of our current or future drug candidates;
•the cost of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs; and
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval.

If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.
Outstanding Share Data
As of February 22, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 57,736,293 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 22, 2022, we had 8,581,961 common shares issuable pursuant to 8,581,961 pre-funded warrants, 4,094,697 common shares issuable pursuant to 4,094,697 exercisable outstanding stock options, 2,949,470 common shares issuable pursuant to 2,949,470 outstanding options that were not exercisable at that date, and 253,703 outstanding restricted stock units.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent and short-term investment. At December 31, 2021 and December 31, 2020, we had cash, cash equivalents, short-term investments and certain long-term investments of $252.6 million and $451.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short term investments with maturities less than 12 months and our long term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At December 31, 2021, our net monetary assets denominated in Canadian dollars were $6.1 million (C$7.7 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $0.6 million in our Consolidated Statement of Loss and Comprehensive Loss for the year ended December 31, 2021.
Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a material impact on our business, financial condition, or results of operations for any of the periods presented herein.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Zymeworks, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zymeworks, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of accrual for research and development costs related to clinical trial activities

As discussed in Note 2 to the consolidated financial statements, the Company accrues for clinical trial activities outsourced to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. These accruals are based on estimates derived from operational and contractual information contained in the reports provided by third-party service providers and data from internal personnel. Considerable judgment is applied, and estimates are made, by the Company in determining the progress of patients based on enrollment and treatment data provided by the third-party service providers and internal personnel. As discussed in Note 9 to the consolidated financial statements, the Company has total accrued research expenses of $50,963 thousand as of December 31, 2021, which includes the accrual for research and development costs related to clinical trial activities.

We identified the assessment of the accrual for research and development costs related to clinical trial activities as a critical audit matter. The accrual included estimates of the progress of patients’ treatment which can be challenging to assess. A higher degree of auditor judgment was required to evaluate the accuracy of the estimates, and changes to the estimates could have had a significant impact on the accrual for clinical trial activities outsourced to third party contract research organizations recorded by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for determining the accrual for research and development costs related to clinical trial activities. This included a control over the Company’s tracking of the progress of each patient’s treatment in the trials. For certain clinical trial studies, we assessed the Company’s estimates of the accrual for invoiceable patient costs by:

•obtaining third-party reports detailing site visit and patient information and agreeing the inputs to the Company’s estimates of the phase they are enrolled in;
•developing an expectation of the accrual for clinical trial activities based on costs specified in the contractual agreements and progress of patient treatment, and compared this expectation to the Company’s accrual; and
•performing a lookback analysis by comparing the prior year’s estimated accrual balance to the actual amounts that were ultimately invoiced to assess the Company’s ability to estimate the accrual.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Zymeworks, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Zymeworks, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 24, 2022

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$201,867	$242,036
Short-term investments (note 5)	50,741	184,318
Accounts receivable	15,614	15,293
Prepaid expenses and other current assets	19,998	13,429
Total current assets	288,220	455,076
Deferred financing fees	1,214	805
Long-term investments (note 5)	886	25,921
Long-term prepaid assets	12,490	2,290
Deferred tax asset (note 14)	3,070	1,723
Property and equipment, net (note 7)	22,783	12,185
Operating lease right-of-use assets (note 15)	26,987	5,429
Intangible assets, net (note 8)	3,838	5,303
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$389,132	$538,376
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$62,767	$43,655
Fair value of liability-classified stock options	7,754	39,284
Current portion of operating lease liability (note 15)	1,310	2,710
Other current liabilities	22	17
Total current liabilities	71,853	85,666
Long-term portion of operating lease liability (note 15)	30,923	5,812
Deferred revenue (note 12)	32,941	32,941
Other long-term liabilities (note 9)	2,748	2,857
Deferred tax liability (note 14)	1,573	1,178
Total liabilities	140,038	128,454
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at December 31, 2021 and 2020; 46,633,935 and 46,035,389 shares issued and outstanding at December 31, 2021 and 2020, respectively (note 10b)	741,147	724,219
Additional paid-in capital	197,710	163,623
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(683,104)	(471,261)
Total shareholders’ equity	249,094	409,922
Total liabilities and shareholders’ equity	$389,132	$538,376
Research collaboration and licensing agreements (note 12)
Commitments and contingencies (note 17)
Subsequent events (note 18)

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Research and development collaborations (note 12)	$26,680	$38,951	$29,544
Operating expenses:
Research and development	199,752	171,203	117,367
General and administrative	42,561	55,216	62,710
Impairment of acquired IPR&D (note 6)	—	—	768
Total operating expenses	242,313	226,419	180,845
Loss from operations	(215,633)	(187,468)	(151,301)
Other income (expense):
Interest income	1,965	5,697	5,877
Other income (expense), net (note 13)	1,309	1,648	(595)
Total other income (expense), net	3,274	7,345	5,282
Loss before income taxes	(212,359)	(180,123)	(146,019)
Income tax recovery (expense), net (note 14)	516	(429)	582
Net loss and comprehensive loss	$(211,843)	$(180,552)	$(145,437)

Net loss per common share (note 4):
Basic	$(4.11)	$(3.58)	$(3.83)
Diluted	$(4.61)	$(3.58)	$(3.83)

Weighted-average common shares outstanding (note 4):
Basic	51,553,869	50,382,497	38,022,014
Diluted	52,131,596	50,382,497	38,022,014

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2018	31,977,668	$320,074	$(145,272)	$(6,659)	$12,347	$180,490
Issuance of common shares on exercise of stock options (note 10e)	529,661	11,432	—	—	(2,129)	9,303
Issuance of common shares through employee stock purchase plan (note 10f)	43,308	763	—	—	—	763
Fair value adjustments upon reclassification of stock options to liabilities	—	—	—	—	(119)	(119)
Stock-based compensation	—	—	—	—	12,676	12,676
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (note 10a and 10d)	7,013,892	117,941	—	—	70,064	188,005
Net loss	—	—	(145,437)	—	—	(145,437)
Balance at December 31, 2019	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common shares on exercise stock options (note 10e)	602,158	18,373	—	—	(2,943)	15,430
Issuance of common shares through employee stock purchase plan (note 10f)	43,973	1,618	—	—	—	1,618
Fair value adjustments upon reclassification of stock options to liabilities	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	26,945	26,945
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 10a and 10d)	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	(180,552)	—	—	(180,552)
Balance at December 31, 2020	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of stock options (note 10e)	502,019	12,878	—	—	(3,218)	9,660
Issuance of common shares through employee share purchase plan (note 10f)	68,964	3,080	—	—	—	3,080
Issuance of common shares upon vesting of restricted stock units ("RSUs")	27,563	970	—	—	(970)	—
Stock-based compensation	—	—	—	—	38,275	38,275
Net loss	—	—	(211,843)	—	—	(211,843)
Balance at December 31, 2021	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(211,843)	$(180,552)	$(145,437)
Items not involving cash:
Depreciation and amortization of property and equipment	3,739	3,355	2,312
Amortization of intangible assets	2,793	4,160	3,113
Impairment of acquired IPR&D	—	—	768
Stock-based compensation (note 10e)	10,756	29,116	48,996
Amortization and impairment of operating lease right-of-use assets	3,051	2,764	1,906
Deferred income tax expense (recovery)	(953)	266	(726)
Non-cash consideration from licensing agreement	—	(218)	—
Change in fair value of contingent consideration liability (note 17)	213	307	271
Change in fair value of investments in equity instruments	(167)	—	—
Unrealized foreign exchange (gain) loss	(433)	(453)	504
Changes in non-cash operating working capital:
Accounts receivable	(266)	(13,107)	(1,828)
Prepaid expenses and other current assets	(15,792)	(3,519)	(8,680)
Accounts payable and accrued liabilities	16,477	7,618	21,572
Operating lease liabilities	(26)	(1,140)	(795)
Deferred revenue	—	—	(3,530)
Income taxes payable	—	—	(299)
Net cash used in operating activities	$(192,451)	$(151,403)	$(81,853)
Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs (note 10a)	—	300,910	188,231
Issuance of common shares on exercise of stock options (note 10e)	6,428	7,111	5,498
Issuance of common shares through employee stock purchase plan (note 10f)	2,070	1,111	598
Deferred financing fees	(470)	(113)	(650)
Finance lease payments	(17)	(41)	(16)
Net cash provided by financing activities	$8,011	$308,978	$193,661
Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	157,881	13,325	(11,714)
Purchases of long-term investments	—	(50,500)	—
Acquisition of property and equipment	(12,404)	(4,310)	(6,322)
Acquisition of intangible assets	(881)	(1,955)	(7,556)
Net cash provided by (used in) investing activities	$144,596	$(43,440)	$(25,592)
Effect of exchange rate changes on cash and cash equivalents	(325)	(550)	30
Net change in cash and cash equivalents	(40,169)	113,585	86,246
Cash and cash equivalents, beginning of year	242,036	128,451	42,205
Cash and cash equivalents, end of year	$201,867	$242,036	$128,451
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$24,609	$2,407	$7,026
Acquisition of property and equipment in accounts payable and accrued liabilities	1,933	130	607
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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these consolidated financial statements. While there was no material impact to the Company’s consolidated financial statements as of and for the year ended December 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
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
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2021 and 2020.
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

Leases
The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, to determine the present value of lease payments.
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. Assets classified as held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2021 and 2020, the Company determined that there were no indicators of impairment of long-lived assets and there were no assets held-for-sale.
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
The Company participates in SR&ED and Research Tax Credit Programs, two federal tax incentive programs that encourage Canadian and U.S. businesses to conduct research and development in Canada and in United States, respectively. The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The refundable portion of investment tax credits are recorded as reductions to research and development expenditures.

The Company also participates in the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs announced by the Government of Canada in April 2020, in order to help employers keep and/or return Canadian-based employees to payrolls in response to challenges posed by the COVID-19 pandemic. The Company recognizes CEWS and CERS grants when it is probable that it complied with relevant eligibility requirements and conditions of the grant and that the grant would be received. These grants are recorded as reductions to wage and rent expenditures.
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
Clinical Trial Expense Accruals
Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, the Company estimates accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to the Company. When making these estimates, the Company uses operational and contractual information from third party service providers and operational data from internal personnel. The Company makes considerable judgments and estimates in determining the progress of patients based on enrollment and treatment data provided by the third-party service providers and internal personnel. The accrued balance factors in the Company’s best estimate of the date on which certain services commence, the level of services performed before a given date, whether certain services are invoiceable and the cost of such services. Any changes to the estimates could have a significant impact on the accruals for clinical trial activities that we outsourced to third party contract research organizations. If the actual timing of provision of services or level of effort varies from the Company’s estimates, the Company adjusts research and development expense and accrued liabilities accordingly on a prospective basis.
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
ASC 718 “Compensation—Stock Options” (“ASC 718”), with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 “Derivatives and Hedging” (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in the Company’s functional currency is required to be classified as a liability. Certain option awards which were classified as equity on grant dates were subsequently reclassified to liability upon the change of the compensation currency for certain executives and employees holding these option awards from Canadian dollars to U.S. dollars. Total fair value of these options on reclassification date were recorded as liability awards. Accumulated expense amount to the reclassification date was reversed from additional paid-in capital and the remaining amount was recorded to the statement of loss on reclassification date.
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
Net loss per share
Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per share attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and warrants. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the year, including potential dilutive common shares assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to liability classified warrants and stock options, if dilutive, if they are presumed to be share settled. Stock options outstanding, with the exception of liability classified stock options, were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.
3. Recent Accounting Pronouncements
Initial adoption of new accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable, or that no material impact is expected on the consolidated financial statements as a result of future adoption.
4. Net Loss per Share
Net loss per share for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common shareholders:
Basic	$(211,843)	$(180,552)	$(145,437)
Adjustment for change in fair value of liability classified stock options	$(28,534)	$—	$—
Diluted	$(240,377)	$(180,552)	$(145,437)

Denominator:
Weighted-average common shares outstanding:
Basic	51,553,869	50,382,497	38,022,014
Adjustment for dilutive effect of liability classified stock options	577,727	—	—
Diluted	52,131,596	50,382,497	38,022,014

Net loss per common share – basic	$(4.11)	$(3.58)	$(3.83)
Net loss per common share – diluted	$(4.61)	$(3.58)	$(3.83)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments are denominated in U.S. dollars or Canadian dollars and consist of guaranteed investment certificates (“GICs”) acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs bear interest at rates of 0.25%-1.00% per annum, and are classified as held to maturity and available for sale and are accounted for at amortized cost or at fair value.
Long-term Investments
Long-term investments at December 31, 2021 consist of equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2020 - $718 which included both equity and debt securities). Other long-term investments are accounted for as available for sale financial instruments with changes in fair value recorded through net income. Long term investments as of December 31, 2020 also included GIC of $25,203 purchased from a financial institution in accordance with the Company’s cash investment policy. These were classified as held to maturity and were accounted for at amortized cost as of December 31, 2020.

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2018	$20,700	$(2,304)	$18,396
Change during the period	—	(768)	(768)
Balance at December 31, 2019	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2020	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2021	$20,700	$(3,072)	$17,628
For the years ended December 31, 2021 and December 31, 2020, the Company did not record any impairment charge related to the fair value of IPR&D. For the year ended December 31, 2019, the Company recorded an impairment charge of $768 related to the fair value of IPR&D recognized in relation to collaboration efforts with VAR2 Pharmaceuticals ApS (“VAR2”) as the parties jointly decided not to pursue opportunities for the co-development and collaboration for antibody-based therapies. The Company performed a qualitative test and concluded that IPR&D was not impaired as of December 31, 2021.
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2021 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2021, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required.
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
Computer hardware	$3,554	$2,691
Furniture and fixtures	1,558	1,559
Office equipment	1,045	971
Laboratory equipment	8,326	7,280
Leasehold improvements	9,104	9,054
Construction in progress	13,257	964
Property and equipment	$36,844	$22,519
Less accumulated depreciation	(14,061)	(10,334)
Property and equipment, net	$22,783	$12,185
Depreciation expense on property and equipment including assets acquired under capital leases for the years ended December 31, 2021, 2020 and 2019 was $3,739, $3,355 and $2,312, respectively.

8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2021	2020
Research licenses and computer software	$16,430	$16,390
Software implementation costs	$1,289	$—
Less accumulated amortization	(13,881)	(11,087)
Intangible assets, net	$3,838	$5,303
Amortization expense on intangible assets for the years ended December 31, 2021, 2020 and 2019 was $2,793, $4,160 and $3,113, respectively.
At December 31, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization expense
2022	$597
2023	$452
2024	$432
2025	$427
2026	$427
$2,335

9. Liabilities
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
Trade payables	$5,174	$6,244
Accrued research and development expenses	50,963	25,962
Employee compensation and vacation accruals	3,346	9,439
Accrued legal and professional fees	1,064	859
Other	2,220	1,151
Total	$62,767	$43,655
Other long term liabilities consisted of the following:

	December 31,
	2021	2020
Liability for contingent consideration (note 17)	$1,498	$1,285
Liabilities from in-licensing agreements	1,150	1,450
Finance lease liability	100	122
Total	$2,748	$2,857

10. Shareholders’ Equity
a.Equity Offerings
2019 Public Offering
On June 24, 2019, the Company closed an offering pursuant to which the Company sold 7,013,892 common shares including the sale of 1,458,336 common shares to the underwriters upon their full exercise of their over-allotment option at an offering price of $18.00 per common share and 4,166,690 Pre-Funded Warrants (note 10d) in lieu of common shares at $17.9999 per Pre-Funded Warrant. Net proceeds were approximately $188,005, after underwriting discounts, commissions and offering expenses of $13,245.
2020 Public Offering
On January 27, 2020, the Company closed a public offering pursuant to which the Company sold 5,824,729 common shares, including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $46.50 per common share and 1,075,271 Pre-Funded Warrants (note 10d) in lieu of common shares at $46.4999 per Pre-Funded Warrant. Net proceeds were $300,910, after underwriting discounts, commissions and offering expenses of $19,940.
b.Authorized
The Company has an unlimited authorized number of voting Common Shares and Preferred Shares without par value.
c.Preferred Shares
As of December 31, 2021 and 2020, no preferred shares were issued or outstanding, respectively.
Holders of Preferred Shares will be entitled to preference with respect to payment of dividends over the Common Shares and any other shares ranking junior to the Preferred Shares.
d.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019 (note 10a), the Company issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 27, 2020 (note 10a), the Company issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
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
The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of December 31, 2021, 952,632 common shares were available for future award grants under the New Plan (December 31, 2020: 1,242,038 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
On January 5, 2022, the Board approved the "Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan" and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder.
RSUs
During the year ended December 31, 2020, the Company started granting RSUs to certain employees, which typically vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company’s closing stock price on the grant date.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2020	82,704	35.19
Granted	316,212	24.71
Vested and settled	(27,563)	35.19
Forfeited	(17,084)	34.96
Outstanding, December 31, 2021	354,269	25.85
As of December 31, 2021, there was $5,224 of unamortized RSU expense that will be recognized over a weighted average period of 1.47 years.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,356,413	16.21	12.46	6.70	101,404	77,807
Granted	413,750	49.22	36.25
Expired	—	—	—
Exercised	(404,963)	13.82	10.48
Forfeited	(79,631)	33.89	25.30
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
Granted	480,117	42.83	34.12
Expired	—	—	—
Exercised	(212,817)	14.77	11.69
Forfeited	(64,214)	40.69	32.48
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
December 31, 2021
Exercisable	1,715,062	19.29	15.16	5.03	7,658	6,018
Vested and expected to vest	2,440,510	25.84	20.31	6.12	7,734	6,078

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2019	2,853,346	15.85	8.66	84,481
Granted	1,247,550	37.11
Expired	—	—
Exercised	(197,195)	14.59
Forfeited	(113,375)	18.01
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
Granted	1,726,421	33.61
Expired	—	—
Exercised	(289,202)	13.66
Forfeited	(310,631)	31.95
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
December 31, 2021
Exercisable	2,314,998	20.18	6.97	5,224
Vested and expected to vest	4,750,727	26.37	7.90	5,537
During the year ended December 31, 2021, the Company received cash proceeds of $6,428 (2020: $7,111, 2019: $5,498) from stock options exercised. The stock options outstanding at December 31, 2021 expire at various dates from January 1, 2022 to December 9, 2031.
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2020	690,776	24.44	19.17
Options granted	480,117	29.50	23.18
Options vested	(344,786)	21.36	16.79
Options forfeited and cancelled	(52,514)	27.76	21.81
Non-vested, December 31, 2021	773,593	27.97	21.98

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2020	2,290,287	18.75
Options granted	1,726,421	23.05
Options vested	(1,114,482)	17.45
Options forfeited and cancelled	(300,310)	21.32
Non-vested, December 31, 2021	2,601,916	21.85
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

	Year Ended December 31,
	2021	2020	2019
Research and development expense:
Stock-based compensation for equity classified instruments	$20,090	$12,299	$5,939
Change in fair value of liability classified instruments	(4,646)	(6)	8,358
	$15,444	$12,293	$14,297
General and administrative expense:
Stock-based compensation for equity classified instruments	$18,184	$14,645	$6,737
Change in fair value of liability classified instruments	(23,758)	1,416	27,470
	$(5,574)	$16,061	$34,207
Finance expense (income):
Stock-based compensation for equity classified instruments	$—	$—	$—
Change in fair value of liability classified instruments	(129)	(41)	166
	$(129)	$(41)	$166
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $3,101 for the year ended December 31, 2021 (2020: $1,387 and 2019: $nil).
For the year ended December 31, 2021, stock-based compensation expense of $38,275 was recorded in additional paid-in capital and recovery of $27,517 was recorded in the liability classified stock options and ESPP liability accounts (2020: $26,945 in additional paid-in capital and $2,171 in liability classified stock options and ESPP liability accounts, 2019: $12,676 in additional paid-in capital and $36,320 in liability classified stock options and ESPP liability accounts).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility	80.3%	76.8%	73.2%
Risk-free interest rate	1.02%	0.66%	2.09%
Expected average life of options	6.05 years	6.04 years	6.03 years
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Dividend yield	0%	0%
Expected volatility	74.3%	77.2%
Risk-free interest rate	0.99%	0.43%
Expected average option term	2.35 years	2.47 years
Number of liability classified stock options outstanding	911,400	1,028,676
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $10,998, $19,446 and $9,416 respectively. At December 31, 2021, the unamortized compensation expense related to unvested options was $33,960. The remaining unamortized compensation expense as of December 31, 2021 will be recognized over a weighted-average period of 1.9 years.
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the year ended December 31, 2021, the Company recorded compensation expense of $1,016 (2020: $803) in research and development expense and general and administrative expense accounts. As of December 31, 2021, the total amount contributed by ESPP participants and not yet settled is $1,243 (December 31, 2020: $926).

11. Government Grants and Credits

	Year Ended December 31,
	2021	2020	2019
CEWS and CERS subsidies	$3,402	$3,031	$—
SR&ED credits, net	$78	$142	$110
Total	$3,480	$3,173	$110
In April 2020, the Government of Canada announced the CEWS and CERS programs for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS and CERS provide a subsidy of up to a certain percentage of eligible employees’ eligible remuneration and eligible rent payments, subject to certain criteria. The Company applied for the CEWS and CERS to the extent it met the requirements to receive the subsidy and recognized $2,805 (2020: $3,005) and $597 (2020: $26) in total CEWS and CERS subsidies respectively, as a reduction to salaries and benefits expense and rent expense in research and development expense and general administrative expense in the consolidated statement of loss and comprehensive loss.
For the year ended December 31, 2021, the Company recognized refundable investment tax credits of $78 as a reduction of research and development expense. Although the Company has used its best judgment and understanding of the related income tax legislation in determining its claims, it is possible the amounts could increase or decrease materially in the future, as the Canada Revenue Agency and Revenue Québec reserve the right to review and audit the investment tax credit claims.
12. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2021	2020	2019
BeiGene:
Milestone revenue	$8,000	$15,000	$—
Recognition of upfront fee	—	—	3,530
Janssen:
Milestone revenue	8,000	—	—
Iconic:
Partner revenue	5,000	4,000	—
Milestone revenue	—	—	1,000
BMS:
Upfront fee relating to amendment	—	12,000	—
Option exercise fee	—	—	7,500
Merck:
Milestone revenue	—	—	2,000
Lilly:
Milestone revenue	—	—	8,000
Daiichi Sankyo:
Commercial license option fee	—	—	3,500
Research support payments and other payments	5,680	7,951	4,014
	$26,680	$38,951	$29,544
Contract Assets and Liabilities
As at December 31, 2021 and 2020, contract assets from research, collaboration and licensing agreements were $nil and contract liabilities were $32,941. Contract liabilities relate to deferred revenue from the BeiGene agreement described below.

2021 Agreements:
In 2021, there were no new significant licensing or collaboration agreements nor amendments to existing agreements.
2020 and prior agreements:
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
From contract inception to December 31, 2021, the Company has received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. Currently, there are no active programs under development pursuant to this agreement.
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
From contract inception to December 31, 2021, the Company has received an upfront payment of $1.0 million and research and development related payments of $3.0 million. Currently, there are no active programs under development pursuant to this agreement.
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
From contract inception to December 31, 2021, the Company has received research and development related payments totaling $10.0 million. Currently, there are no active programs under development pursuant to this agreement.
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
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, the Company is eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. From contract inception to December 31, 2021, BMS has exercised one commercial license option and the Company has received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a Commercial License Option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on BMS’s performance.
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
The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2021, the Company has received an upfront technology access fee payment of $6.0 million. The Company is also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties on potential sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No research, development or commercial milestone payments or royalties have been received to date.

Collaboration and Cross License Agreement with Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”)
On September 26, 2016, the Company entered into a Collaboration and Cross License Agreement with Daiichi Sankyo for the research, development, and commercialization of one bispecific antibody enabled using the Company’s Azymetric and EFECT platforms. Additionally, the Company will license immuno-oncology antibodies from Daiichi Sankyo, with the right to research, develop and commercialize multiple products globally in exchange for royalties on product sales. Under the agreement, Daiichi Sankyo will have the option to develop and commercialize a single bispecific immuno-oncology therapeutic.
The Company is also eligible to $149.9 million in milestone and other payments. From contract inception to December 31, 2021, the Company has received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. The Company is also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. The Company also has non-exclusive rights to develop and commercialize up to three products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, Zymeworks is solely responsible for all research, development and commercialization of the resulting products.
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
The Company is also eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2021, the Company has received an upfront technology access fee payment of $18.0 million. The Company is also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
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
The Company is eligible to receive up to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2021, the Company has received an upfront payment of $50.0 million and development milestones totaling $8.0 million with two bispecific antibodies initiating clinical trials in 2021. The Company is also eligible to receive development milestone payments of up to $274.0 million and commercial milestone payments of up to $1.12 billion. In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.

No commercial milestone payments or royalties have been received to date.
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
Pursuant to these agreements, the Company received an upfront payment of $60.0 million for the totality of the rights described. The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $40.0 million of the transaction price to the License and Collaboration Agreements for zanidatamab and ZW49 and $20.0 million to the Company’s performance obligations under the Research and Licensing Agreement for Azymetric and EFECT Platforms.
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
In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. The Company recognized revenue of $5.0 million in relation to this milestone. In November 2020, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-BTC-01 study. The Company recognized revenue of $10.0 million in relation to this milestone. In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study and the Company recognized revenue of $8.0 million in relation to this milestone.
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
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation while continuing technology transfer and participation in the JSC and other sub-committees together were considered as a single performance obligation. Remaining deliverables were considered individually distinct. No performance obligations were completed by the Company as of December 31, 2021 as the initial transfer of technologies and relevant know-how is not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for ZW49 or completion of dose escalation studies. Accordingly, no revenue was recognized from the ZW49 Agreement to date.
As of December 31, 2021, the Company recorded $32,941 of the upfront fees from the zanidatamab and ZW49 agreements as deferred revenue on the Company’s consolidated balance sheet (December 31, 2020: $32,941). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
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
Pursuant to this agreement, the Company was initially eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. From contract inception to December 31, 2021, the Company has received $1.0 million in milestone payments. This agreement also provides the Company with co-promotion rights with increased royalties for products generated from this collaboration. If Iconic was to sublicense the program, in lieu of co-promotion rights, the Company would receive a share of the revenue Iconic receives from any partners as well as tiered royalties on worldwide net sales.
In December 2020, Exelixis, Inc. exercised an option under an existing agreement with Iconic to license ICON-2 (also known as XB002) and under the Company’s agreement with Iconic, the Company received $4.0 million accordingly, a share of the $20.0 million option fee paid to Iconic by Exelixis. In December 2021, under an amendment between Iconic and Exelixis, the

Company recognized $5.0 million as a share of the one-time fee received by Iconic in exchange for all future milestones owing to Iconic from Exelixis. The Company will continue to be eligible to receive future royalties on the ICON-2 program pursuant to the agreement with Iconic. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products.
13. Other income, (expense), net
Other expenses consist of the following:

	Year ended December 31,
	2021	2020	2019
Foreign exchange gain (loss)	$1,191	$1,683	$(567)
Other	118	(35)	(28)
	$1,309	$1,648	$(595)

14. Income Taxes
a. Income tax (expense) recovery is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current income tax expense	$(437)	$(292)	$(1,373)
Deferred income tax recovery (expense)	953	(137)	1,955
Income tax recovery (expense)	$516	$(429)	$582
Current income tax expense for the years ended December 31, 2021, 2020 and 2019 arose from the operations of Zymeworks Biopharmaceuticals Inc., the Company’s wholly owned subsidiary in the United States, and from the withholding taxes paid by the Company abroad in 2021, 2020 and 2019.
b. Income tax (expense) recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate of 27% (2020: 27%, 2019: 27%) to loss before income taxes as shown in the following tables:

	Year Ended December 31,
	2021	2020	2019
Computed taxes at Canadian tax rate	$57,368	$48,627	$39,453
Non-deductible expenses	(1,026)	(9,191)	(13,020)
Difference between domestic and foreign tax rate	(345)	185	104
Effect of change in tax rates	—	—	(10)
Adjustments to prior year	(33)	(441)	(39)
Change in valuation allowance	(60,260)	(48,411)	(29,057)
Share issuance costs in equity	2	5,385	3,578
Change in recognition and measurement of tax positions	—	—	(2,391)
Changes due to SR&ED and research credits	5,096	4,067	2,200
Other	(286)	(650)	(236)
Income tax recovery (expense)	$516	$(429)	$582

c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Non-capital losses carried forward	$123,554	$71,566
Deferred revenue	8,894	8,894
Share issue costs	6,058	8,365
Property and equipment	1,219	1,423
Intangible assets	2,911	1,352
Research and development deductions and credits	35,401	27,994
Contingent consideration	421	366
Stock options	4,330	2,038
Operating lease liability	7,871	1,837
Other	351	280
	$191,010	$124,115
Deferred tax liabilities:
Property and equipment	(1,085)	(1,296)
IPR&D	(4,760)	(4,760)
Operating lease right-of-use assets	(6,685)	(1,181)
Outside basis difference in foreign subsidiary	(1,573)	(1,178)
	$(14,103)	$(8,415)
	176,907	115,700
Less: valuation allowance	(175,410)	(115,155)
Net deferred tax assets	$1,497	$545
Deferred tax asset	$3,070	$1,723
Deferred tax liability	(1,573)	(1,178)
Net deferred tax assets	$1,497	$545
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
d. At December 31, 2021, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $457.6 million (December 31, 2020: $265.1 million) expiring commencing 2035 through 2041.
At December 31, 2021, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $81.4 million (December 31, 2020: $69.5 million), with no expiry. At December 31, 2021, the Company has approximately $15.8 million (December 31, 2020: $11.7 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2041.

e. The investment tax credits and non-capital losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Non-capital losses
2029	1,169	—
2030	1,242	—
2031	1,758	—
2032	—	—
2033	—	—
2034	229	—
2035	1,068	3,961
2036	862	24,578
2037	1,587	10,625
2038	1,485	—
2039	1,818	81,253
2040	1,903	146,611
2041	2,686	190,578
	$15,807	$457,606

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$3,063	$3,063	$672
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	2,391
Balance, end of year	$3,063	$3,063	$3,063
Included in the balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019 are potential benefits of $nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of loss and comprehensive loss.
The Company currently files income tax returns in Canada and the United States, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2021 remain subject to Canadian income tax examinations. Tax years ranging from 2018 to 2021 remain subject to U.S. income tax examinations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act makes qualified improvement property eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any significant impact on the Company's 2021 and 2020 tax provision.

15. Leases
The Company leases separate office and laboratory spaces in Vancouver, British Columbia, with terms of each lease expiring in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements was in progress as of December 31, 2021 and was completed subsequent to the year-end. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion	$1,310	$2,710
Long-term portion	30,923	5,812
Total operating lease liabilities	32,233	$8,522
Finance lease liabilities:
Current portion included in other current liabilities	22	17
Long-term portion included in other long-term liabilities	100	122
Total finance lease liabilities	122	139
Total lease liabilities	$32,355	$8,661

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 was $3,186 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$2,248
1 to 2 years	5,181
2 to 3 years	5,117
3 to 4 years	5,262
4 to 5 years	5,246
Thereafter	15,545
Total operating lease payments	38,599
Less:
Imputed interest	(6,366)
Operating lease liabilities	$32,233
As of December 31, 2021, the weighted average remaining lease term is 8.3 years and the discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the year ended December 31, 2021, the Company incurred total operating lease expenses of $5,658 (2020 - $3,595), which included lease expenses associated with fixed lease payments of $5,323 (2020 - $3,156), and variable payments associated with common area maintenance and similar expenses of $335 (2020 - $439).
During the year ended December 31, 2021, the Company did not recognize any impairment losses on its right-of-use assets (2020: $667).

16. Financial Instruments
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
The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable and other securities, accounts receivable, accounts payable and accrued liabilities, contingent consideration, finance and operating lease obligations, and other long-term liabilities.
The carrying values of cash and cash equivalents, short-term investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at December 31, 2021, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	61,387	—	61,387	—
Investments:
GICs	50,741	—	50,741	—
Total	112,128	—	112,128	—

Liabilities
Liability for contingent consideration	1,498	—	—	1,498
Total	$1,498	$—	$—	$1,498

	December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	161,011	—	161,011	—
Investments:
GICs	209,521	—	209,521	—
Total	370,532	—	370,532	—

Liabilities
Liability for contingent consideration	1,285	—	—	1,285
Total	$1,285	$—	$—	$1,285
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Year ended December 31, 2021	$1,285	$213	$1,498
Year ended December 31, 2020	$978	$307	$1,285
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
At December 31, 2021, the maximum exposure to credit risk for accounts receivable was $15,614 (December 31, 2020: $15,293) and all accounts receivable are due within the next 12 months. As at December 31, 2021 and December 31, 2020, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2021, the Company’s net monetary assets denominated in Canadian dollars were $6.1 million (C$7.7 million).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s consolidated financial statements.

17. Commitments and Contingencies
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of December 31, 2021, the contingent consideration had an estimated fair value of $1,498, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2020: $1,285). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

18. Subsequent Events
On January 5, 2022, the Company announced the appointment of Mr. Kenneth Galbraith as Chair of the Board of Directors, Chief Executive Officer and President, effective January 15, 2022. In connection with Mr. Galbraith’s appointment, Dr. Ali Tehrani resigned from the positions of President and Chief Executive Officer and as a member of the board of directors, effective January 15, 2022. The Company also announced the promotion of our Chief Financial Officer, Mr. Neil Klompas, to the dual position of Chief Operating Officer and Chief Financial Officer.
On January 19, 2022, the Company announced its plans to implement a restructuring of its workforce (the “Restructuring”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. The Restructuring is expected to be substantially completed by December 31, 2022. In connection with the Restructuring, the Company announced changes in senior management team, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company.
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, at $8.00 per common share and 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant, resulting in gross proceeds of approximately $115.0 million. Net proceeds were approximately $107.6 million, after underwriting discounts, commissions and offering expenses.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2021. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2022 annual meeting of shareholders (the “2022 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11.    Executive Compensation
The information required by Item 11. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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
EXHIBITS INDEX

Exhibit No.	Description

3.1	Notice of Articles of the Company.

3.2	Form of Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate.

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

4.3	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

4.4	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

4.5
Registration Rights Agreement dated March 16, 2020, by and among the Company, Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

4.6	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2022).

10.1#
Amended and Restated Employment Agreement, dated January 17, 2017, by and between the Company and Dr. Ali Tehrani (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.2#
Separation Agreement and Release by and between the Company and Ali Tehrani, dated January 5, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.3#
Amended and Restated Employment Agreement, dated January 17, 2017, by and between the Company and Neil Klompas (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.4#
Promotion Letter from the Company to Neil Klompas, dated January 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.5#
Amended and Restated Employment Agreement, dated January 18, 2017, by and between the Company and Diana Hausman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.6#
Form of Indemnity Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

10.7#
Second Amended and Restated Employee Stock Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

Exhibit No.	Description
10.8†
Amended and Restated Research and License Agreement, effective as of December 3, 2014, by and between the Company and Merck Sharp & Dohme Research GmbH (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.9†
Licensing and Collaboration Agreement, effective as of December 17, 2013, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.10†
First Amendment to Licensing and Collaboration Agreement, effective as of May 30, 2014, by and between the Company and Eli Lilly and Company, as amended February 25, 2014 and June 16, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.11†
Licensing and Collaboration Agreement, effective as of October 22, 2014, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.12†
First Amendment to Licensing and Collaboration Agreement, effective as of June 4, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.13†
Second Amendment to Licensing and Collaboration Agreement, effective as of January 24, 2017, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.14†
Collaboration Agreement, effective as of December 23, 2014, by and among the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.15†
First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.16*
Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.17*
Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.18*
Letter Agreement, effective April 20, 2021, by and between the Company and Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.19*
Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between the Company, Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.20†
Collaboration and License Agreement, effective as of December 1, 2015, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.21†
Side Letter Agreement effective as of January 11, 2019, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.22*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

10.23*
Side Letter Agreement effective as of September 30, 2019, by and between Company and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

Exhibit No.	Description
10.24*
Side Letter Agreement effective as of February 20, 2020, by and between Company and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.6 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

10.25*
Fifth Amendment to Collaboration and License Agreement, effective as of March 30, 2020, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.11 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2021).

10.26†
Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.27*
First Amendment to Platform Technology Transfer and License Agreement between the Company and GlaxoSmithKline Intellectual Property Development Limited, dated May 15, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.28*
Letter Agreement, effective June 4, 2021, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.29†
Collaboration and Cross License Agreement, effective as of September 26, 2016, by and between the Company and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.30†
Side Letter Agreement effective as of September 25, 2018, by and between the Company and Daiichi Sankyo Co., Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.31*
Second Amendment to Collaboration and Cross License Agreement, effective July 2, 2021, by and between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.32
Lease of Office Space Agreement dated as of April 6, 2015, by and between Poplar Properties Ltd. and the Company and the Amendment thereto dated August 28, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

10.33#
Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Schedule “B” to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 16, 2018).

10.34†
Collaboration and License Agreement, effective as of November 13, 2017, by and between the Company and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K (File No. 001-38068), originally furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.35†
First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.36†
License Agreement, effective as of May 14, 2018, by and between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on May 18, 2018).

10.37†
Research and License Agreement, effective as of October 23, 2018, by and between the Company and LEO Pharma A/S (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on October 26, 2018).

10.38†
License and Collaboration Agreement, effective as of November 26, 2018, by and between the Company and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.39*
First Amendment to Collaboration Agreement, effective March 29, 2021, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

Exhibit No.	Description
10.40*
Letter Agreement, effective October 7, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.41*
Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between the Company and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.42†
License and Collaboration Agreement, effective as of November 26, 2018, by and between the Company and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.43*
First Amendment to Collaboration Agreement, dated May 25, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.44*
Second Amendment to License and Collaboration Agreement, effective June 2, 2021, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.45*
Letter Agreement, effective October 7, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.46†
Research and License Agreement, effective as of November 26, 2018, by and between the Company and BeiGene Ltd. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-38068), originally filed with the SEC on December 6, 2018).

10.47*
Letter Agreement, effective October 7, 2020, by and between the Company and BeiGene, Ltd. (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.48
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and the Company (incorporated by reference to Exhibit 10.29 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.49
Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.50
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.51
Third Lease Modification Agreement, dated February 17, 2021, by and between the Company and 5th & Main Partnership (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.52
Fourth Lease Modification Agreement, dated May 7, 2021, by and between the Company and 5th and Main Partnership (incorporated by reference to Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.53#
Employment Agreement effective September 17, 2018, by and between the Company and Anthony Polverino (incorporated by reference to Exhibit 10.30 to the Company’s 2018 Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 6, 2019).

10.54*
License Agreement between the Company and Iconic Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.55*
Amendment No. 1 to License Agreement effective as of February 26, 2020, by and between the Company and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

10.56
Amendment No. 2 to License Agreement effective as of December 10, 2020, by and between the Company and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.12 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2021).

Exhibit No.	Description
10.57#
Employment Agreement effective October 14, 2019, by and between the Company and Kathryn O’Driscoll (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

10.58
Open Market Sale AgreementSM, dated November 5, 2019, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019).

10.59
Amendment No. 1 to the Open Market Sale AgreementSM, dated October 1, 2021, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.60#	Amended and Restated Stock Option and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.61#
Employment Agreement, effective April 1, 2020, by and between the Company and James Priour (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.62#	Letter, dated March 3, 2021, from the Company to James Priour (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.63#	Separation and Release Agreement by and between the Company and James Priour, dated February 4, 2022.

10.64#
Employment Agreement, effective April 29, 2019, by and between the Company and Neil Josephson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.65#	Letter, dated May 16, 2021, from the Company to Neil Josephson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.66#	Letter, dated November 9, 2021, from the Company to Neil Josephson.

10.67#
Employment Agreement by and between the Company and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.68#	Inducement Stock Option and Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2021 and 2020, (ii) Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________
†    The Company has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.

*    Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.
#    Indicates management contract or compensatory plan.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 24, 2022

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith and Neil Klompas, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2022
Kenneth Galbraith

/s/ Neil Klompas	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Neil Klompas

/s/ Troy M. Cox	Director	February 24, 2022
Troy M. Cox

/s/ Kenneth Hillan	Director	February 24, 2022
Kenneth Hillan

/s/ Susan Mahony	Director	February 24, 2022
Susan Mahony

/s/ Kelvin Neu	Director	February 24, 2022
Kelvin Neu

/s/ Hollings C. Renton	Director	February 24, 2022
Hollings C. Renton

/s/ Natalie Sacks	Director	February 24, 2022
Natalie Sacks

/s/ Lota Zoth	Director	February 24, 2022
Lota Zoth