Form 10-K/A
period 2021-12-31
Zymeworks Inc.
filed 2022-05-02
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
Suite 800 — 114 East 4
th
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
The number of outstanding common shares of the registrant, no par value per share, as of April 28, 2022 was 57,771,204.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: KPMG LLP	Auditor Location: Vancouver, Canada	Auditor Firm PCAOB ID: 85

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “
Amendment
”), amends Zymeworks Inc.’s (the “
Company
,” “
Zymeworks
,” “
we
,” “
us
,” and “
our
”) annual report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission, or SEC, on February 24, 2022 (the “
Original Filing
”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2021, the end of the fiscal year covered by our annual report on Form
10-K.
Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.
In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our annual report on Form
10-K
other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

ZYMEWORKS INC.
FORM
10-K/A
For the Fiscal Year Ended December 31, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The following table sets forth the names, residency, ages and positions of the members of our Board of Directors as of April 29, 2022.

Name	Residence	Age	Position(s)
Kenneth Galbraith	Cambridge, United Kingdom	59	President, Chief Executive Officer and Chair of Board of Directors
Susan Mahony (1) (2)	Indiana, USA	57	Director
Kelvin Neu (4)	Singapore	48	Director
Troy M. Cox (1) (3)	Florida, USA	57	Director
Kenneth Hillan (3)(4)	California, USA	61	Director
Hollings C. Renton (2)	California, USA	75	Director
Natalie Sacks (3) (4)	California, USA	57	Director
Lota Zoth (1) (2)	Texas, USA	62	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Member of the research and development committee.
There are no family relationships among any of the directors or executive officers.
Kenneth Galbraith
Mr. Galbraith is 59 years old and has served as our President, Chief Executive Officer and Chair of our Board of Directors since January 2022. Mr. Galbraith was a Managing Director at Five Corners Capital, Inc., which he founded in 2013. Most recently he served as Executive in Residence at Syncona Limited from April 2021 until January 2022. He served as Chief Executive Officer of Liminal BioSciences Inc. (formerly Prometic Life Sciences Inc.), a publicly held company, from April 2019 to November 2020, continuing as an advisor to that company from November 2020 to February 2021. He also served as Chief Executive Officer of Fairhaven Pharmaceuticals Inc. from June 2017 to April 2019. Mr. Galbraith served as a director of MacroGenics, Inc. from July 2008 until January 2022, and has served as a director of Profound Medical Corp. since January 2017, both of which are publicly held companies. He has also served as a director of several privately held companies. Previously, he joined Ventures West Capital in 2007 and founded Five Corners Capital Inc. in 2013 to manage the continued operations of the Ventures West Investment Funds. Mr. Galbraith has over 30 years of experience serving as an executive, director, investor and adviser to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. Mr. Galbraith received his B.Comm. from the University of British Columbia. Mr. Galbraith resides in Cambridge, United Kingdom.
Based on Mr. Galbraith’s depth of experience in the biotechnology industry, ranging from executive officer to director roles, the Board of Directors believes Mr. Galbraith has the appropriate set of skills to serve as a member of our Board of Directors.
Susan Mahony
Dr. Mahony is 57 years old and has served as a member of our Board of Directors since June 2019. Dr. Mahony is an executive with over 30 years of experience in pharmaceutical and life sciences companies. Dr. Mahony served as Senior Vice President of Eli Lilly and Company and President of Lilly Oncology from February 2011 until August 2018. She joined Lilly in 2000, holding senior leadership positions in product development, marketing, human resources, and general management. Prior to joining Lilly, Dr. Mahony served in sales and marketing roles in Europe for over a decade for Schering-Plough, Amgen, and Bristol-Myers Squibb. Dr. Mahony has served on the board of directors of Assembly Biosciences, Inc. since December 2017, on the board of directors for Vifor Pharma since May 2019, and on the board of directors of Horizon Therapeutics Public Limited Company since August 2019. Dr. Mahony received a B.Sc. and a Ph.D. from Aston University and an M.B.A. from London Business School. Dr. Mahony is a resident of Indiana, USA.

Based on Dr. Mahony’s extensive experience in management at public pharmaceutical companies, together with her experience serving on the board of directors of public and private companies, led to the conclusion of our Board of Directors that she should serve as a director due to our business focus and strategy.
Kelvin Neu
Dr. Neu is 48 years old and has served as a member of our Board of Directors since March 2020. Dr. Neu was a Partner at Baker Bros. Advisors LP, a registered investment adviser, from April 2004 until January 2021. Dr. Neu previously served on the board of directors of IGM Biosciences, Prelude Therapeutics, Idera Pharmaceuticals, Aquinox Pharmaceuticals and XOMA Corporation. Dr. Neu holds an M.D. from the Harvard
Medical School-MIT Health
Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology. Prior to attending Princeton, Dr. Neu served for two and a half years in the military of his native Singapore. Dr. Neu is a resident of Singapore.
We believe that Dr. Neu is qualified to serve on our Board of Directors because of his extensive investment and leadership experience, knowledge of our industry, and educational background in biology and biotechnology.
Troy M. Cox
Mr. Cox is 57 years old and has served as a member of our Board of Directors since June 2019. Mr. Cox served as Chief Executive Officer of Foundation Medicine, Inc. from February 2017 through February 2019, as a member of Foundation Medicine’s board of directors from February 2017 until July 2018, and in the additional role of President of Foundation Medicine from February 2018 until July 2018. Prior to Foundation Medicine, Mr. Cox served as Senior Vice President, Sales & Marketing at Genentech, Inc. from February 2010 until February 2017. Before joining Genentech, Mr. Cox served as President of CNS operations at UCB S.A., with responsibility for developing and commercializing therapeutics for diseases primarily related to the central nervous system. Prior to UCB BioPharma, Mr. Cox held senior commercial leadership roles with Sanofi-Aventis and Schering-Plough. Mr. Cox serves on the board of directors of SomaLogic, Inc. and SOPHiA GENETICS SA. Mr. Cox received a B.B.A. in finance from the University of Kentucky and an M.B.A. from the University of Missouri. Mr. Cox is a resident of Florida, USA.
We believe Mr. Cox’s nearly three decades of proven leadership and expertise in the global, strategic and operational aspects of the biopharmaceutical industry qualifies him to serve on our Board of Directors.
Kenneth Hillan
Dr. Hillan is 61 years old and has served as a member of our Board of Directors since February 2017. Dr. Hillan has served as Head of Therapeutics at 23andMe since February 2019. Dr. Hillan served on the board of directors of Achaogen, Inc., a public biopharmaceutical company, from October 2011 until April 2019. Dr. Hillan served as Achaogen’s President and President, R&D from January 2018 to October 2018, as its Chief Executive Officer from October 2011 until December 2017, and as its Chief Medical Officer from April 2011 to July 2014. Prior to joining Achaogen, Dr. Hillan worked at Genentech, Inc., a pharmaceutical company and a member of the Roche Group, from August 1994 to March 2011. Dr. Hillan held progressively senior roles at Genentech, most recently holding the position of Senior Vice President & Head of Roche Product Development, Asia Pacific from April 2010 to March 2011, and was responsible for numerous successful drug approvals and led the medical and scientific strategies for Genentech’s immunology, tissue growth and repair drug portfolio. Dr. Hillan has served on the board of directors of Sangamo Therapeutics, Inc. since September 2020, and served on the board of directors of Relypsa, Inc., a publicly traded biotechnology company that was acquired in September 2016 by Galencia AG for $1.5 billion, from June 2014 to September 2016. Dr. Hillan has an M.B. and a Ch.B. (Bachelor of Medicine and Surgery) degree from the Faculty of Medicine at the University of Glasgow in the United Kingdom. Dr. Hillan is a Fellow of the Royal College of Surgeons, and a Fellow of the Royal College of Pathologists. Dr. Hillan is a resident of California, USA.
We believe that Dr. Hillan’s extensive experience and knowledge in the development of therapeutics and in the biotechnology industry provides the Board of Directors with valuable insight and contribution to the Company’s development of genomic medicines.
Hollings C. Renton
Mr. Renton is 75 years old and has served as a member of our Board of Directors since February 2017. Mr. Renton served as Chief Executive Officer and President of Onyx Pharmaceuticals, Inc. from March 1993 to March 2008 and was the chair of the board of directors of Onyx from June 2000 to March 2008. Onyx was acquired by Amgen Inc. in 2013 for $10.4 billion. Before joining Onyx, Mr. Renton was the President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, from December 1991 to December 1993. Mr. Renton served in a variety of executive roles at Cetus Corporation from 1983, including as President from 1990 to 1991, Chief Operating Officer from 1987 to 1990 and Chief Financial Officer from 1983 to 1987, prior to its acquisition by Chiron in 1991. Mr. Renton has served on the board of directors of AnaptysBio, Inc. since June 2015. Previously, Mr. Renton served on the boards of four other biopharmaceutical companies, Portola Pharmaceuticals Inc., where he had also been board chairman (March 2010 to July 2020), KYTHERA Biopharmaceuticals, Inc. (December 2014 to October 2015), Affymax, Inc. (June 2009 to November 2014) and Rigel Pharmaceuticals, Inc. (January 2004 to March 2014). Mr. Renton also previously served on the board of Cepheid Inc., a molecular diagnostics company, from March 2000 to November 2016. Mr. Renton received his M.B.A. from the University of Michigan and his B.S. in Mathematics from Colorado State University. Mr. Renton is a resident of California, USA.
Because of Mr. Renton’s extensive experience building successful biotechnology companies and commercializing drug products, we believe he is able to bring valuable insights to our Board of Directors.
Natalie Sacks
Dr. Sacks is 57 years old and has served as a member of our Board of Directors since August 2017. Dr. Sacks is a trained oncologist, and has served as the Chief Medical Officer of Harpoon Therapeutics, Inc. since October 2018. She has served as a director on the board of Caribou Biosciences, Inc., a genome editing company, since May 2018 and on the board of STipe Therapeutics since April 2020. Prior to joining Harpoon, Dr. Sacks served as Chief Medical Officer of Aduro Biotech from September 2016 until September 2018. Previously, she was Vice President of Clinical Development at Onyx Pharmaceuticals (acquired by Amgen Inc.), where she played a key role in the development and approval of Kyprolis
®
, an
FDA-approved
therapy for the treatment of multiple myeloma. Prior to that, she served as Vice President of Clinical Research for Exelixis where she directed the development of a portfolio of small molecules, including late-stage development of Cometriq
™
. In addition to her industry experience, Dr. Sacks held a faculty appointment at the University of California, San Francisco, as an assistant clinical professor of medicine in the Division of Hematology/Oncology from 2003 to 2016. She received her M.D. from the University of Pennsylvania School of Medicine, her M.S. in Biostatistics from Harvard University School of Public Health and her B.A. in Mathematics from Bryn Mawr College. Dr. Sacks is a resident of California, USA.
We believe Dr. Sacks’ is qualified to serve on our Board of Directors because of her extensive experience and education background in biology and biotechnology, in addition to her leadership experience as an executive for biotechnology companies.
Lota Zoth
Ms. Zoth is 62 years old and has served as a member of our Board of Directors since November 2016. Ms. Zoth has served as Lead Independent Director of our Board of Directors since January 2022, and served as the Chair of our Board of Directors from September 2019 to January 2022. Ms. Zoth is a Certified Public Accountant and has served as Chief Financial Officer, Chief Accounting Officer and Controller for various publicly traded companies, including MedImmune, Inc. and PSINet, Inc., and as a financial executive in various roles at Sodexho Marriott, Marriott International, Pepsi-Cola International and PepsiCo. Ms. Zoth began her career as an auditor with Ernst & Young. Ms. Zoth serves on the boards and audit committees of Nasdaq-listed biopharmaceutical companies Inovio Pharmaceuticals, Inc., Lumos Pharma, Inc. and 89Bio, Inc. Previously, Ms. Zoth served on the boards of six other biopharmaceutical companies (Aeras, Circassia Pharmaceuticals, plc, Hyperion Therapeutics, Inc., Ikaria, Inc. Orexigen Therapeutics, Inc., and Spark Therapeutics, Inc.). Ms. Zoth is a resident of Texas, USA.
We believe Ms. Zoth is qualified to serve on our Board of Directors because of her experience as a senior executive and member of the board of other life science companies.
EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers as of April 29, 2022.

Name	Residence	Age	Position(s)
Kenneth Galbraith	Cambridge, United Kingdom	59	President, Chief Executive Officer and Chair of Board of Directors
Neil Klompas, CPA, CA	British Columbia, Canada	50	Chief Operating Officer
Neil Josephson, M.D.	Washington, USA	61	Chief Medical Officer
Christopher Astle, Ph.D.	British Columbia, Canada	42	Senior Vice President, Chief Financial Officer
There are no family relationships among any of the directors or executive officers.

The following is biographical information for our executive officers, other than Mr. Galbraith, whose biographical information is included above.
Neil Klompas
Mr. Klompas joined Zymeworks in March 2007 and currently serves as our Chief Operating Officer. Previously, Mr. Klompas served as our Chief Financial Officer from December 2007 to February 2022 and as our Executive Vice President, Business Operations from September 2019 until January 2022. Prior to joining Zymeworks, he worked with KPMG LLP in Canada and the United States, most recently (from 2005 to 2007) with KPMG’s Pharmaceuticals, Biotechnology and Medical Device M&A Transaction Services practice in Princeton, New Jersey, where he advised on transactions including mergers, acquisitions, divestitures and strategic alliances. Prior to that, from 2000 to 2005 Mr. Klompas worked with KPMG’s Canadian Biotechnology and Pharmaceuticals practice. Mr. Klompas currently serves on the Board of Liminal BioSciences Inc. (NASDAQ: LMNL). Mr. Klompas is a Chartered Professional Accountant and is a member of Chartered Professional Accountants of British Columbia. Mr. Klompas also holds a degree in Microbiology & Immunology from the University of British Columbia. He serves on the faculty advisory board for Biotechnology and Chemistry for Camosun College and as a member of the board of directors of Ovensa Inc., a private biotechnology company.
Neil Josephson
Dr. Josephson joined Zymeworks in April 2019 and has served as our Chief Medical Officer since November 2021. Dr. Josephson served as our Vice President, Clinical Research from April 2019 until August 2020, as our Senior Vice President, Clinical Research from August 2020 to November 2021, and as our interim Chief Medical Officer from May 2021 until November 2021. Prior to joining Zymeworks he was a Vice President in Clinical Development at Seattle Genetics where he worked on multiple early and late-stage programs from 2013-2019, including leading the first line approval of ADCETRIS
®
in Hodgkin Lymphoma. From 2002-2013 Dr. Josephson was a full-time faculty member of the Division of Hematology at the University of Washington and the Puget Sound Blood Center, serving as an Associate Professor of Medicine and the Director of Hemophilia Care Program. He completed fellowship training in Hematology and Oncology at the University of Washington and holds an M.D. degree from Columbia University and an A.B. in biology from Dartmouth College.
Christopher Astle
Dr. Astle joined Zymeworks in April 2021 and was promoted to Senior Vice President and Chief Financial Officer in February 2022. He previously served as our Executive Director, Corporate and Commercial Finance from April 2021 to February 2022. Prior to joining Zymeworks, Dr. Astle worked as a Chief Financial Officer at the CFO Centre in British Columbia, Canada from March 2020 to March 2021, and as Vice President, Finance at Alder BioPharmaceuticals Inc. in Seattle, USA from April 2019 to February 2020. From August 2017 to January 2020, he served as Chief Executive Officer and founder of Think Forwards, a boutique financial consulting firm in London, United Kingdom. Dr. Astle worked at Allergan from 2011 to 2017, including as the Associate Vice President Finance, International Division from July 2016 to July 2017, managing multiple product launches, M&A transactions and restructurings, with a team of 170 across 60 countries. He is a UK Chartered Accountant (ICAS), qualifying at PwC London, UK in Audit & Pharmaceutical Performance Improvement Consulting with audit clients including GSK. He is a board member of two private biotechnology companies, Oak Bay Biosciences (2020-present) and Healome Therapeutics (2021-present). During his time in the United Kingdom, he was the Chair of the 2018 CFO Agenda conference, guest lecturer at the Henley Business School, and judge at the British Accountancy Awards. Dr. Astle holds a PhD in Organic Chemistry from the University of Bristol (UK) and a MChem in Chemistry from the University of Liverpool (UK).
Although the Company has not adopted specific targets for women and other diverse candidates in executive positions, the Board of Directors has always considered diversity as an important aspect of its decision making when recommending appointments for individuals to serve as executive officers.
GOVERNANCE
Code of Conduct and Ethics
Our Board of Directors has adopted corporate governance guidelines that set forth expectations for directors, director independence standards, board committee structure and functions, and other policies for the Company’s governance. It also has adopted a Code of Business Conduct and Ethics (the “
Code of Conduct
”) that applies to members of our Board of Directors and our executive officers as well as all of our employees. Several standing committees (audit, compensation, nominating and corporate governance, and research and development) assist our Board of Directors in carrying out its responsibilities. Each standing committee operates under a written charter adopted by our Board of Directors. Our Board of Directors has adopted written position descriptions for the Chair of the Board of Directors and lead independent director, the chair of each committee and our Chief Executive Officer. The full text of our Code of Conduct is posted on our website at www.zymeworks.com. We intend to post on our website any amendments or waivers to our Code of Conduct requiring disclosure under applicable SEC or NYSE rules.
Audit Committee
Our audit committee consists of Mr. Cox, Dr. Mahony and Ms. Zoth. Ms. Zoth serves as the chair of our audit committee. Our Board of Directors has determined that each of Mr. Cox and Ms. Zoth is an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our audit committee are “financially literate” and “independent” within the meaning of NYSE rules and Canadian National Instrument
52-110
–
Audit Committees
(“
NI
52-110
”).
Ms. Zoth currently serves on the audit committees of three other public companies: 89 Bio, Inc., Inovio Pharmaceuticals, Inc., and Lumos Pharma, Inc. Our Board of Directors has determined that Ms. Zoth’s simultaneous service on those audit committees does not impair her ability to effectively serve on our audit committee.
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
Our Board of Directors has established a written charter setting forth the purpose, composition, authority and responsibility of our audit committee, consistent with the rules of the NYSE, the SEC and NI
52-110,
a current copy of which is available on our website at www.zymeworks.com. Our audit committee has access to all of our books, records, facilities and personnel and may request any information about us as it may deem appropriate. It also has the authority in its sole discretion and at our expense to retain and set the compensation of outside legal, accounting or other advisors as necessary to assist in the performance of its duties and responsibilities. Both our independent auditors and internal financial personnel regularly meet privately with the audit committee and have unrestricted access to this committee.
Our audit committee held four meetings in 2021.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
(“
CD&A
”)
This Compensation Discussion and Analysis describes our executive compensation philosophy and how we implemented it through our 2021 compensation program for our principal executive officer, our principal financial officer, our three other most highly compensated executive officers serving at the end of 2021 and our former chief medical officer, who was not serving as an executive officer at the end of 2021 (collectively, the “
named executive officers
”). The named executive officers who are the subject of this CD&A are*:

•	Ali Tehrani, Ph.D., former President and Chief Executive Officer;

•	Neil Klompas, CPA, CA, Chief Operating Officer (former Chief Financial Officer);

•	Neil Josephson, M.D., Chief Medical Officer;

•	Anthony Polverino, Ph.D., former Executive Vice President, Early Development and Chief Scientific Officer;

•	James Priour, former Chief Commercial Officer; and

•	Diana Hausman, M.D., former Chief Medical Officer.

*
Please see the section entitled “Executive Team Changes and Restructuring” below for additional information regarding the changes to our management team. References to “Chief Executive Officer” in this CD&A mean Dr.
 Tehrani, unless specifically noted otherwise.

This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs adopted in the future may differ materially from the various planned programs summarized in this discussion.

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid in fiscal 2021 to our named executive officers.
Company Overview
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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“
HER2
”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene amplified biliary tract cancer (“
BTC
”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“
GEA
”) in combination with chemotherapy with or without BeiGene, Ltd.’s (“
BeiGene
”) tislelizumab, as well as proof of concept trials in (iii) first-line locally advanced or metastatic HER2-positive colorectal cancer, GEA, or BTC in combination with standard of care chemotherapy, (iv) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (v) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (vi) previously-treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, and (vii) previously-treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and
HER2-low
breast cancer) in combination with ALX Oncology Inc.’s (“
ALX Oncology
”) evorpacept (ALX148).
Our second product candidate, ZW49, combines the unique design of zanidatamab with our ZymeLink antibody-drug conjugate (“
ADC
”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed ZW49 to be a best-in-class
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

•
ZymeLink
, our ADC platform, comprised of cytotoxins and the linker technology used to couple these cytotoxins to tumor-targeting antibodies or proteins. This platform can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies;

•	EFECT , which enables finely tuned modulation (both up and down) of immune cell recruitment and function; and

•	ProTECT , which enables tumor-specific activity that may reduce systemic toxicity and simultaneously enhances localized immune co-stimulation or checkpoint modulation that may increase efficacy.
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a leader in the discovery, development and commercialization of best-in-class
multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.

Key 2021 Achievements and 2022 Recent Developments
Zanidatamab Clinical Program
In January 2021, we presented updated clinical data at the American Society of Clinical Oncology (“
ASCO
”) Gastrointestinal Cancers Symposium for zanidatamab, in both HER2-expressing BTC and GEA. Overall, zanidatamab was well tolerated with the majority of treatment-related adverse events (“
TRAEs
”) being mild or moderate (Grade 1 or 2) in severity, and response rates and median duration of response in refractory BTC and GEA compare favorably to current standard of care and emerging treatments.
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
In April 2022, Zymeworks, in conjunction with its Asia-Pacific partner BeiGene, announced the acceptance of abstracts and plans to present data at the upcoming ASCO meeting in June on the first-line treatment of patients with HER2+ metastatic breast cancer using zanidatamab plus chemotherapy and on the first-line treatment of patients with HER2+ metastatic GEA using zanidatamab in combination with chemotherapy and tislelizumab.
Also, in April 2022, we announced the last patient enrolled in
HERIZON-BTC-01,
a global pivotal clinical trial evaluating the antitumor activity of zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC.
ZW49 Clinical Program
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

In our ongoing ZW49 Phase 1 dose-escalation study, the expansion cohorts evaluating 2.5 mg/kg every three weeks have completed enrollment of 30 patients. In parallel, we continue to evaluate an expansion cohort evaluating dosing at 1.5 mg/kg weekly and continue to enroll into the escalation cohort evaluating 1.75mg/kg weekly. Patient enrollment continues to progress well in both the weekly expansion and escalation cohorts and we remain on target to submit data for presentation at a major medical meeting in the second half of this year.
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
and the immune-oncology target,
4-1BB.
In March 2022, we presented information on our topoisomerase 1 inhibitor (“
TOPO1i
”) ADC technology at the World ADC London conference. The presentation highlighted preclinical data and the development of our TOPO1i-based payload technology to be used in conjunction with our auristatin-based payload technology in the generation of fit-for-purpose
and indication-specific ADCs.
Licensing and Collaboration Agreements:
In August 2021, we announced that our partner, Janssen Biotech, Inc. (“
Janssen
”), dosed the first patient with a bispecific antibody developed using our Azymetric and EFECT platforms. Under our 2017 collaboration and licensing agreement with Janssen, we received a payment of $4.0 million in connection with this milestone. In November 2021, Janssen dosed the first patient under the second program for which we received another milestone payment of $4.0 million.
Per an amendment of the sublicensing agreement between Iconic Therapeutics, Inc. (“
Iconic
”) and Exelixis, Inc. (“
Exelixis
”) in December 2021, Iconic notified us that they will receive a one-time
fee from Exelixis in exchange for all future milestones for the
ICON-2
program. As such, we will receive a share of this payment to Iconic. We continue to be eligible to receive future royalties pursuant to our agreement with Iconic.
In December 2021, BeiGene dosed the first patient in South Korea in the pivotal
HERIZON-GEA-01
study. We received a payment of $8.0 million in relation to this milestone.
In April 2022, Atreca Inc. announced a licensing agreement with Zymeworks to utilize our ZymeLink technology to develop novel ADCs. We received an undisclosed upfront payment in association with this licensing agreement in conjunction with future option exercise fees and development, regulatory, and commercial milestones as well as tiered royalties on net sales of any licensed products at single-digit royalty rates.
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
Executive Team Changes and Restructuring
In May 2021, Dr. Diana Hausman transitioned from her role as our Chief Medical Officer and Dr. Neil Josephson, our Senior Vice President, Clinical Research, assumed the role of interim Chief Medical Officer. Dr. Hausman remained with the Company as a clinical advisor through November 2021, and Dr. Josephson was promoted to Chief Medical Officer in November 2021.
On January 5, 2022, we announced the appointment of Mr. Kenneth Galbraith as Chair of our Board of Directors, Chief Executive Officer and President, effective January 15, 2022. In connection with Mr. Galbraith’s appointment, Dr. Ali Tehrani resigned from the positions of President and Chief Executive Officer and as a member of our board of directors, effective January 15, 2022. We also announced the promotion of our Chief Financial Officer, Mr. Neil Klompas, to the dual position of Chief Operating Officer and Chief Financial Officer. Our Board of Directors also appointed Ms. Lota Zoth as the Board of Directors’ lead independent director, effective January 15, 2022.

On January 19, 2022, we announced a restructuring of our workforce (the “
Restructuring
”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. We took these steps as part of our renewed focus on achieving our key strategic priorities and to help create a more cost-efficient organization in order to execute on our strategic priorities. In connection with the Restructuring, we announced changes in our leadership, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company. As of March 31, 2022, we had exceeded the previously announced workforce reduction of 25%, ahead of schedule.
On February 24, 2022, we announced the appointment of Dr. Christopher Astle to the role of Senior Vice President and Chief Financial Officer of the Company. Dr. Astle succeeds Mr. Klompas in the role of Chief Financial Officer. Following Dr. Astle’s appointment, Mr. Klompas has continued in his position as the Company’s Chief Operating Officer.
2021 Advisory Vote on Executive Compensation
At our 2021 annual general meeting, we conducted an advisory vote on executive compensation. At that meeting, 89.30% of the votes cast on the advisory vote proposal were supportive of our named executive officer compensation program as disclosed in our 2021 proxy statement.
The compensation committee reviewed the advisory vote results in the context of our overall compensation philosophy and programs, and based on the level of support, determined that no significant changes to our compensation policies and programs were necessary. The compensation committee will continue to consider the results from future stockholder advisory votes on executive compensation and other relevant market developments affecting executive officer compensation in order to determine whether any subsequent changes to our executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments.
Overview of Compensation Program
Compensation Philosophy
The goal of our compensation program is to attract, retain and motivate our employees and executives, including our named executive officers. The compensation committee is responsible for setting our executive compensation and reviewing and recommending, for the approval of the Board of Directors, the Company’s annual corporate performance objectives. In considering executive compensation, the compensation committee strives to ensure that our total compensation is competitive within the industry in which we operate and supports our overall strategy and corporate objectives. The combination of base salary, annual incentives and long-term incentives that we provide our executives is designed to accomplish this.
Compensation Objectives
The objectives of our compensation program are to:

•	attract and retain highly qualified executive officers who have a history of proven success;

•	align the interests of executive officers with our shareholders’ interests and with the execution of our business strategy;

•	motivate and reward our executive officers through competitive pay practices and an appropriate mix of short- and long-term incentives;

•	evaluate and reward executive performance on the basis of achievement of program development goals and key financial measurements which we believe closely correlate to long-term shareholder value; and

•	tie compensation awards directly to program development goals and key financial measurements with evaluations based on achieving and overachieving predetermined objectives.
Role of the Compensation Committee
During 2021, the compensation committee’s work included the following:

•
Executive Compensation Review – The compensation committee reviewed compensation practices and policies with respect to our executives against Zymeworks’ peer group of companies (as further described below), in order to allow us to place our compensation practices for these positions in a market context. This reference exercise included a review of base salary, total cash compensation and total direct compensation.

•
Executive Compensation – The compensation committee reviewed the corporate goals and objectives applicable to the compensation of the Company’s executives and evaluated the executives’ performance in light of those goals and objectives. Based on this review and evaluation, the compensation committee approved the 2021 compensation for the

Company’s executives, including each of the named executive officers (other than Dr. Tehrani) and recommended the 2021 compensation for Dr. Tehrani, which recommendation was approved by the Board of Directors.

•	Long-Term Incentive Plan – The compensation committee reviewed the effectiveness of all outstanding incentive compensation plans and equity-based plans.
In reaching its decisions, the compensation committee may consider input from management and other factors that the compensation committee considers appropriate. Decisions made by the compensation committee are the responsibility of the compensation committee and may reflect factors and considerations other than the information and/or recommendations provided by management.
Independent Compensation Consultant
In 2021, the compensation committee retained Radford, which is part of the Rewards Solutions practice at Aon plc, as an independent consultant to the compensation committee to conduct competitive reviews and assessments of Zymeworks’ executive compensation program and recommend go-forward
strategies. The compensation committee made the decision to retain Radford in its sole discretion and was directly responsible for the appointment, compensation and oversight of Radford’s work. The compensation committee is involved in and approves the adoption of the following procedures during Radford’s assessments:

•	establishing the public company peer group used in the executive compensation assessment;

•	reviewing the detailed assessment of Zymeworks’ executive compensation program versus the market; and

•	reviewing and approving executive pay mix.
The compensation committee utilizes these strategies when contemplating future executive compensation matters.
In 2021 Radford was retained to review the salaries, bonuses and equity plan participation of executive employees, as well as equity plan participation of employees below the executive level. Zymeworks’ management did not make or recommend such engagements and all such other services were approved by the compensation committee. Radford did not perform other services to the Company other than as a compensation consultant. The compensation committee determined Radford to be independent after evaluating the factors required under the applicable listing standard.
Aon received $166,873 in fees in 2021 for services related to determining or recommending the amount or form of executive and non-employee
director compensation. Separately, management engaged Aon to perform unrelated risk brokerage services and Aon was paid $623,258 for these services, which included global risk in Canada and the United States and other services. The compensation committee was informed about these services.
Peer Companies and Use of Market Data
We compare our executive compensation program to those of a group of peer companies (North American biotechnology companies of a similar size and stage of development). The first step in the process is that the compensation committee, with the support of Radford and management, reviews trends in biotechnology compensation practices and reviews and approves the list of peer companies used for benchmarking. As part of its analysis for 2021, Radford collected and analyzed compensation information from a comparative group of biotechnology companies, or peer group, approved by the compensation committee. The compensation committee evaluates the criteria used in establishing the peer group at least annually. The compensation committee seeks input from management in addition to Radford to ensure the peer group is consistent with our current business objectives and strategy.
The list of peer companies is approved based on various factors including industry classification, market capitalization, headcount and stage of development. In July 2020, with assistance from Radford, the compensation committee re-evaluated
the peer group. The compensation committee approved a peer group consisting of publicly traded, pre-commercial
biopharmaceutical companies:

•	that are clinical stage companies (with a focus on Phase 2 and Phase 3) working towards bringing a product to market, particularly those with a therapeutic focus in oncology;

•	with market capitalizations generally between $500 million and $5.0 billion (approximately 0.3x to 3.0x Zymeworks’ then current market value);

•	with generally between 100 and 500 employees;

•	that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and

•	preferably that have gone public in the last five years.

Based on these criteria, the compensation committee approved the revised peer group set forth below and used this peer group to inform compensation decisions for 2021:

Adverum Biotechnologies, Inc.	Epizyme, Inc.	MacroGenics, Inc.

Alector, Inc. (1)	Fate Therapeutics, Inc.	NGM Biopharmaceuticals, Inc. (1)

Allakos Inc.	G1 Therapeutics, Inc.	Principia Biopharma Inc. (1)

AnaptysBio, Inc.	Gossamer Bio, Inc. (1)	REGENXBIO Inc.

Deciphera Pharmaceuticals, Inc.	Iovance Biotherapeutics, Inc. (1)	Turning Point Therapeutics, Inc. (1)

Denali Therapeutics Inc.	Karyopharm Therapeutics Inc.	Xencor, Inc.

Dicerna Pharmaceuticals, Inc.	Kura Oncology, Inc.

(1)
Added to the peer group in July 2020. The following companies were deleted from the peer group in July 2020: Acceleron Pharma Inc., Alder Biopharmaceuticals, Inc., Cellular Biomedicine Group, Inc., CytomX Therapeutics, Inc., Ra Pharmaceuticals, Inc., Stemline Therapeutics, Inc., and Voyager Therapeutics, Inc.

Our compensation committee uses comparative data from our peer group as a reference when setting and adjusting executive compensation, but it does not target our overall program or any particular element of compensation to be at a particular percentile compared to our peers. Rather, our compensation committee uses a range of peer group data for each position, along with an assessment of each executive’s performance, criticality and tenure, to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers.
Components of Compensation Package
In 2021, our executive compensation program consisted of three major components:

•	base salary;

•	annual cash bonuses based on a comparison of individual and corporate performance to pre-set goals and objectives; and

•	long-term incentives, which in 2021, consisted of grants of stock options and restricted stock units.
In making 2021 compensation decisions, our compensation committee believed that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and Company-wide performance, our recruiting and retention goals, internal equity and consistency, and other information it deems relevant. As it evaluated executive compensation in 2021, the compensation committee believed that in the biopharmaceutical/biotechnology industry, long-term incentives such as stock options and restricted stock units are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.
The primary components of our 2021 executive compensation program are described in more detail below.
Base Salary
Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within Zymeworks. This compensation component helps us to attract and retain highly qualified executives who have a history of proven success. In determining whether to increase the base salary for a particular executive, our compensation committee in discussions with our Chief Executive Officer (for executives other than the Chief Executive Officer) considers a variety of factors, including performance, length of service and criticality of role. The determination of base salary affects the amount of an executive’s cash bonus. The table below shows the changes to the base salaries of our named executive officers between 2020 and 2021:

Name and Principal Position	2020 Base Salary ($)	2021 Base Salary ($)	Increase between 2020 and 2021
Ali Tehrani, Former President and CEO	573,036	593,092	3.5%

Neil Klompas, Chief Operating Officer (former CFO)	424,424	437,124	3.0%

Neil Josephson, Chief Medical Officer (1)	406,850	453,200	11.4%

Anthony Polverino, Former Executive Vice President, Early Development and Chief Scientific Officer	428,000	440,800	3.0%

James Priour, Former Chief Commercial Officer (2)	375,000	400,000	6.7%

Diana Hausman, Former Chief Medical Officer (3)	449,946	463,446	3.0%

(1)
Dr. Josephson was promoted from Vice President, Clinical Research to Senior Vice President, Clinical Research in 2020. Dr. Josephson was further promoted to Chief Medical Officer in 2021. As a result of this promotion, his base salary increased to $480,000 in November 2021 and the table above does not reflect the November 2021 increase. Salary paid to Dr. Josephson in 2021 is set forth in the “Summary Compensation Table” below.

(2)	Mr. Priour joined the Company in April 2020 and was promoted to Chief Commercial Officer in January 2021.
(3)
On April 15, 2021, Dr. Hausman provided notice of her resignation as Chief Medical Officer. As such, she did not receive her full base salary for 2021 as listed in this table. Salary paid to Dr. Hausman in 2021 is set forth in the “Summary Compensation Table” below.

Cash Bonus
The annual cash incentive compensation represents pay at risk – it results in payment only if and to the extent certain goals and objectives are met – and does not affect decisions regarding other components of compensation. This compensation component motivates and rewards our executive officers for outstanding performance. The annual cash incentive that each executive is eligible to receive is based on a pre-determined
target percentage of their base salary established at the beginning of the year.
For 2021, the annual target bonus for each of our named executive officer is as follows:

Name	2020 Target Bonus (% of Base Salary)	2021 Target Bonus (% of Base Salary)
Ali Tehrani, Former President and CEO	55%	55%

Neil Klompas, Chief Operating Officer (former CFO)	40%	40%

Neil Josephson, Chief Medical Officer (1)	30%	35%

Anthony Polverino, Former Executive Vice President, Early Development and Chief Scientific Officer	40%	40%

James Priour, Former Chief Commercial Officer (2)	35%	40%

Diana Hausman, Former Chief Medical Officer (3)	40%	40%

(1)
Dr. Josephson was promoted from Vice President, Clinical Research to Senior Vice President, Clinical Research in 2020. Dr. Josephson was further promoted to Chief Medical Officer in 2021. As a result of this promotion, his target bonus increased to 40% in November 2021 and the table above does not reflect the November 2021 increase.

(2)	Mr. Priour joined the Company in April 2020 and was promoted to Chief Commercial Officer in January 2021.
(3)	Dr. Hausman forfeited her right to receive payments under the 2021 bonus plan upon her resignation in April 2021.
At the beginning of each year, our Board of Directors, in consultation with the compensation committee, approves performance targets that are tied to the level of achievement of corporate goals, and the compensation committee approves the weighting assigned to each goal. For 2021, the corporate and individual weighting was 100% corporate, 0% individual for the Chief Executive Officer and 75% corporate, 25% individual for all other executive officers. Achievement of corporate goals (and individual goals with respect to executive officers other than the Chief Executive Officer) was a precondition for payment of bonuses with respect to 2021. Our compensation committee believed that this mix was appropriate in order to incentivize our management team to achieve our key corporate objectives and, in the case of our executive officers (other than the Chief Executive Officer), provide rewards if they achieved other key objectives. Corporate goals are a combination of strategic and operational goals. In 2021, we had corporate goals tied to key clinical, commercial, preclinical, financial and business development goals, as further described below.
The compensation committee determines performance bonus payments based on the results achieved as compared to targets established for a particular year. The maximum performance bonus payments that can be earned by executives is 125% of their respective target performance bonuses. There is no minimum bonus payable.

•	2021 Company Performance Objectives
The 2021 corporate goals were divided into three main categories: (i) Clinical, (ii) Commercial, (iii)
Pre-Clinical
Research, and (iii) Corporate Finance and Business Development. Additional detail on these goals is set forth in the table below:

2021 Corporate Goal Category	Key Elements of Goal	Target Weight of Goal
Clinical	ZW25-203: completion of enrollment of targeted number of efficacy evaluable patients by December 31, 2021	20%
	ZW25-301: completion of enrollment of targeted number of efficacy evaluable patients by December 31, 2021	25%
	ZW49-101: completion of expansion cohort at the go forward dose/frequency by December 31, 2021	15%

Commercial	Finalize comprehensive zanidatamab breast cancer strategy by June 30, 2021	10%

Preclinical Research	Two preclinical development decisions by December 31, 2021	15%

Corporate Finance and Business Development	Execute on (a) a material dilutive or non-dilutive financing event to support financial runway through launch in BTC; and (b) achieve significant new business development cash flow in 2021	15%
Total		100%

•	2021 Individual Performance Objectives
During 2021, the individual objectives for each of the Company’s executives, other than our Chief Executive Officer, were established between each such executive and the Chief Executive Officer and discussed with the Compensation Committee. These objectives were established, in the Chief Executive Officer’s judgment, to provide the greatest opportunity for the Company to meet its annual and long-term objectives. In light of the decision by the Board of Directors that our corporate goals and objectives were not achieved at a sufficient level to warrant the payment of cash bonuses for 2021, we did not conduct an evaluation of the performance of each executive against his or her respective 2021 individual performance objectives.
In January 2022, the compensation committee reviewed our performance against the corporate goals under the 2021 bonus plan and determined that these goals were not achieved at a sufficient enough level to warrant payment of any bonus to executives with respect to 2021 corporate goals, and that because the corporate goal component of the 2021 bonus plan was not achieved, none of our executive officers were eligible to receive bonuses for the individual performance component of the 2021 bonus plan.
Long-Term Incentives
Our new stock option plan, as amended, which became effective immediately prior to the consummation of our initial public offering (the “Equity Compensation Plan”) (as defined under “Equity Compensation Plan Information” section below) authorizes us to make grants to eligible recipients of stock options, restricted stock, restricted stock units and other share-based awards, to attract, retain, motivate and reward qualified directors and employees and to enable and encourage such directors and employees to acquire common shares as long-term investments.

Until 2020, the only type of long-term incentive equity that the Company had granted was stock options. In 2020 and 2021, the Company granted a mix of stock options and restricted stock units to Company executives. The compensation committee believes that a mix of stock options and restricted stock units aligns the interests of our executives (including those of our named executive officers) with our shareholders’ interests by rewarding for improvements in stock price over a period of time. The Company issues stock options to reward for future performance and appreciation while providing restricted stock units because they provide some value even during periods of stock price or market volatilities, provide retention incentives during the vesting period, and reinforce a culture of ownership. By granting restricted stock units, the Company can also reduce the dilutive effect of the equity incentive awards in the form of stock options, which benefits our shareholders over time. The compensation committee evaluates the long-term incentive programs for each year, and the appropriate mix of equity awards to grant to our executive officers. In future years, the compensation committee may approve a different mix of equity awards if they determine necessary or appropriate to achieve our compensation objectives.
The option exercise price may not be less than the closing price of our common shares on the date of grant. For the 2021 stock option grants to our named executive officers, 25% of the granted options will vest on the first anniversary of grant date (subject to continued service). On the last day of each month thereafter, a further 1/36 of the total number of remaining granted options will vest.
Each restricted stock unit provides the recipient with one common share at a designated issue date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued common shares. For the 2021 grants of restricted stock units to our named executive officers, one-third
of the restricted stock units will vest each year on the first, second and third anniversary of the grant date (subject to continued service).
The following table shows information regarding stock option and restricted stock unit grants to each of our named executive officers made during the year ended December 31, 2021:

Name	Grant Date	Restricted Stock Units Granted (#) (1)	Stock Options Granted (#) (2)	Exercise Price of Stock Options ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)

Ali Tehrani	3/10/2021	—	150,000	34.82	3,625,121
	3/10/2021	25,000	—	—	870,500

Neil Klompas	3/10/2021	—	48,750	34.82	1,178,164
	3/10/2021	8,125	—	—	282,913

Neil Josephson	3/10/2021	—	30,000	34.82	725,024
	5/6/2021	—	15,000	29.49	299,271
	11/10/2021	—	105,943	21.18	1,501,228
	3/10/2021	5,000	—	—	174,100
	11/10/2021	17,657	—	—	373,975

Anthony Polverino	3/10/2021	—	48,750	34.82	1,178,164
	3/10/2021	8,125	—	—	282,913

James Priour	3/10/2021	—	37,500	34.82	906,280
	3/10/2021	6,250	—	—	217,625

Diana Hausman	3/10/2021	—	48,750	34.82	1,178,164
	3/10/2021	8,125	—	—	282,913

(1)	Restricted stock units vest in three equal annual installments on each of the first, second, and third anniversaries of the date of grant.
(2)
Options vest and become exercisable with respect to (i) 25% of the underlying shares one year after the grant date and (ii) the remainder of the underlying shares in 36 equal monthly installments following the first anniversary of the date of grant.

(3)	The exercise price of the stock options is the closing price of the Company’ stock on the NYSE on the grant date.
(4)
The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in our Annual Report on
Form 10-K
for our year ended December 31, 2021.

Previous grants are taken into account when considering new option and restricted stock unit grants. Decisions regarding long-term incentives do not affect decisions regarding other components of compensation.
Benefits and Perquisites
Other compensation to our executive officers primarily consists of broad-based benefits. Named executive officers are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees in the entity in which they are employed, including a retirement savings plan for those employed in Canada and a 401(k) plan for those employed in the United States. Our executive officers also are eligible to participate in our employee stock purchase plan on the same terms as our other eligible employees.
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make them more efficient and effective, and for recruitment and retention purposes. In 2021, we did not provide perquisites to any of our named executive officers. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual named executive officer in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation or retention purposes.
Anti-Hedging Policy
Our executives and directors are prohibited from purchasing financial instruments (including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) designed to hedge or offset a decrease in the market value of our securities, including securities granted as compensation or held, directly or indirectly, by the executive or director.
Potential Payments upon Termination or Change in Control
Certain of our executives, including each of our named executive officers, are parties to employment agreements with us which set forth conditions of employment and the payments that will be made upon termination of their employment. Additional discussion of the employment agreements with our named executive officers is set forth below under “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. We do not have non-qualified

deferred compensation.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1) (3)	All Other Compensation ($) (1)		Total ($)
Ali Tehrani, Former President & CEO	2021	593,092	870,500	3,625,121	—	21,924	(4)	5,110,637
	2020	573,036	814,000	3,185,803	283,653	20,967	(5)	4,877,459
	2019	540,788	—	2,375,128	341,930	20,223	(6)	3,278,069

Neil Klompas, Chief Operating Officer (former CFO)	2021	437,124	282,913	1,178,164	—	2,277	(7)	1,900,478
	2020	424,424	264,000	1,033,233	163,403	2,037	(8)	1,887,097
	2019	379,082	—	1,060,041	172,422	12,629	(9)	1,624,174

Neil Josephson, Chief Medical Officer (10)	2021	456,653	548,075	2,525,523	—	17,438	(11)	3,547,689

Anthony Polverino, Former Executive VP, Early Development & Chief Scientific Officer	2021	440,800	282,913	1,178,164	—	16,031	(12)	1,917,908
	2020	428,000	264,000	1,033,233	158,360	20,348	(13)	1,903,941
	2019	400,000	—	758,019	178,000	384	(14)	1,336,403

James Priour, Former Chief Commercial Officer (15)	2021	400,000	217,625	906,280	—	17,438	(16)	1,541,343

Diana Hausman, Former Chief Medical Officer (17)	2021	173,792	282,913	1,178,164	—	11,220	(18)	1,646,089
	2020	449,946	264,000	1,033,233	166,480	20,188	(19)	1,933,847
	2019	432,640	—	758,019	192,525	21,341	(20)	1,404,525

(1)
Salary for all named executive officers is determined in U.S. dollars. However, 2021, 2020 and 2019 cash compensation amounts for Dr. Tehrani and Mr. Klompas were paid in Canadian dollars and have been converted to U.S. dollars for the purposes of the table. For 2021, 2020 and 2019, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7978, 0.7455 and 0.7537, which were the average annual Bank of Canada exchange rates for 2021, 2020 and 2019, respectively.

(2)
The amounts set forth in these columns reflect the aggregate grant date fair value for restricted stock unit awards and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in our Annual Report on

Form 10-K

for our year ended December 31, 2021.

(3)
The amounts reflect the dollar value of incentive bonuses paid in 2021 and 2020 for performance during 2020 and 2019, respectively, as discussed further above under “Executive Compensation – Components of Compensation Package – Cash Bonus.”

(4)	Of the total amount for 2021, (i) $17,814 represents contributions to our registered retirement savings plan and (ii) $4,110 represents life insurance premiums through our group extended benefit plan.
(5)	Of the total amount for 2020, (i) $17,191 represents contributions to our registered retirement savings plan and (ii) $3,776 represents life insurance premiums through our group extended benefit plan.
(6)	Of the total amount for 2019, (i) $16,224 represents contributions to our registered retirement savings plan and (ii) $3,999 represents life insurance premiums through our group extended benefit plan.
(7)	The total amount for 2021 represents life insurance premiums through our group extended benefit plan.
(8)	The total amount for 2020 represents life insurance premiums through our group extended benefit plan.
(9)	Of the total amount for 2019, (i) $10,474 represents contributions to our registered retirement savings plan and (ii) $2,155 represents life insurance premiums through our group extended benefit plan.
(10)	Dr. Josephson was promoted to Chief Medical Officer in 2021. As a result of this promotion, his base salary increased to $480,000 in November 2021.

(11)	Of the total amount for 2021, (i) $17,400 represents contributions to our 401(k) plan and (ii) $38 represents life insurance premiums through our group extended benefit plan.
(12)	Of the total amount for 2021, (i) $15,993 represents contributions to our 401(k) plan and (ii) $38 represents life insurance premiums through our group extended benefit plan.
(13)	Of the total amount for 2020, (i) $20,310 represents contributions to our 401(k) plan and (ii) $38 represents life insurance premiums through our group extended benefit plan.
(14)	The total amount for 2019 represents life insurance premiums through our group extended benefit plan.
(15)	Mr. Priour was promoted to Chief Commercial Officer in January 2021.
(16)	Of the total amount for 2021, (i) $17,400 represents contributions to our 401(k) plan and (ii) $38 represents life insurance premiums through our group extended benefit plan.
(17)	On April 15, 2021, Dr. Hausman provided notice of her resignation as Chief Medical Officer. She continued to serve in an executive advisory role until November 15, 2021.
(18)	Of the total amount for 2021, (i) $11,204 represents contributions to our 401(k) plan and (ii) $16 represents life insurance premiums through our group extended benefit plan.
(19)	Of the total amount for 2020, (i) $20,150 represents contributions to our 401(k) plan and (ii) $38 represents life insurance premiums through our group extended benefit plan.
(20)	Of the total amount for 2019, (i) $20,957 represents contributions to our 401(k) plan and (ii) $384 represents life insurance premiums through our group extended benefit plan.

Grants of Plan-Based Awards Table
The following table shows information regarding grants to each of our named executive officers of plan-based awards that were (i) made during the year ended December 31, 2021 or (ii) made with respect to 2021 cash incentive bonuses:

Name	Grant Date		Date of Action		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Closing Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
					Threshold ($)	Target ($)	Maximum ($)
Ali Tehrani	3/10/2021		3/10/2021		—	—	—	—	150,000	34.82	3,625,121
	3/10/2021		3/10/2021		—	—	—	25,000	—	—	870,500
	2/2/2021	(5)	2/2/2021	(5)	—	326,200	407,750	—	—	—	—

Neil Klompas	3/10/2021		3/10/2021		—	—	—	—	48,750	34.82	1,178,164
	3/10/2021		3/10/2021		—	—	—	8,125	—	—	282,913
	1/29/2021	(6)	1/29/2021	(6)	—	174,849	218,562	—	—	—	—
Neil Josephson	3/10/2021		3/10/2021		—	—	—	—	30,000	34.82	725,024
	5/6/2021		5/6/2021		—	—	—	—	15,000	29.49	299,271
	11/10/2021		11/10/2021		—	—	—	—	105,943	21.18	1,501,228
	3/10/2021		3/10/2021		—	—	—	5,000	—	—	174,100
	11/10/2021		11/10/2021		—	—	—	17,657	—	—	373,975
	1/29/2021	(7)	1/29/2021	(7)	—	158,620	198,275	—	—	—	—

Anthony Polverino	3/10/2021		3/10/2021		—	—	—	—	48,750	34.82	1,178,164
	3/10/2021		3/10/2021		—	—	—	8,125	—	—	282,913
	1/29/2021	(6)	1/29/2021	(6)	—	176,320	220,400	—	—	—	—

James Priour	3/10/2021		3/10/2021		—	—	—	—	37,500	34.82	906,280
	3/10/2021		3/10/2021		—	—	—	6,250	—	—	217,625
	1/29/2021	(6)	1/29/2021	(6)	—	160,000	200,000	—	—	—	—

Diana Hausman	3/10/2021		3/10/2021		—	—	—	—	48,750	34.82	1,178,164
	3/10/2021		3/10/2021		—	—	—	8,125	—	—	282,913
	1/29/2021	(6)	1/29/2021	(6)	—	185,378	231,723	—	—	—	—

(1)
Non-equity

incentive plan awards consist of cash incentive bonuses as discussed above under “Executive Compensation – Components of Compensation Package – Cash Bonus.” The amounts reflect the U.S. dollar value of target cash bonuses for performance in 2021. As discussed above under “Executive Compensation – Components of Compensation Package – Cash Bonus,” no cash bonuses with respect to 2021 performance were paid.

(2)	Restricted stock units vest in three equal annual installments on each of the first, second, and third anniversaries of the date of grant.
(3)
Options vest and become exercisable with respect to (i) 25% of the underlying shares one year after the grant date and (ii) the remainder of the underlying shares in 36 equal monthly installments following the first anniversary of the date of grant.

(4)
The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in our Annual Report on Form

10-K

for our year ended December 31, 2021.

(5)	On February 2, 2021, the Board of Directors approved a 2021 target cash incentive bonus for Dr. Tehrani of 55% of his 2021 base salary.
(6)
On February 3, 2021, the compensation committee approved a 2021 target cash incentive bonus for each of Mr. Klompas, Dr. Polverino, Mr. Priour and Dr. Hausman of 40% of each of their respective 2021 base salaries.

(7)
On February 3, 2021, the compensation committee approved a 2021 target cash incentive bonus for Dr. Josephson of 35% of his 2021 base salary. Dr. Josephson was promoted to Chief Medical Officer in November 2021. In connection with this promotion, his base salary was increased to $480,000 and his target cash incentive bonus was increased to 40% of his base salary. The figures in the table with respect to his target and maximum target cash incentive bonus are based on his original

(pre-promotion)

2021 base salary and target cash incentive bonus percentage.

Outstanding Equity Awards at 2021 Year End
The following table lists all outstanding equity awards granted in Canadian dollars under our initial employee stock option plan, as amended, (the “Original Plan”) (described under “Employee Benefit Plans – Original Plan,” below) and equity awards granted in U.S. dollars under the Equity Compensation Plan (described under “Employee Benefit Plans
–
Equity Compensation Plan” below) held by our named executive officers as of December 31, 2021:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Ali Tehrani	1/1/2013		20,950	—	5.79	(3)	1/1/2023	—	—
	1/1/2014		20,950	—	9.26	(3)	1/1/2024	—	—
	1/1/2015		23,464	—	11.52	(3)	1/1/2025	—	—
	1/29/2016		293,300	—	9.66	(3)	1/29/2026	—	—
	2/3/2017		41,900	—	18.03	(3)	2/3/2027	—	—
	6/12/17		250,000	—	9.82		6/12/2027	—	—
	3/19/2018		239,583	10,417	11.84		3/18/2028	—	—
	1/8/2019		176,250	58,750	15.53		1/7/2029	—	—
	3/10/2020		63,594	75,156	35.20		3/9/2030	—	—
	3/10/2021		—	150,000	34.82		3/9/2031	—	—
	3/10/2020		—	—	—		—	15,417	542,678
	3/10/2021		—	—	—		—	25,000	870,500

Neil Klompas	1/1/2013		4,330	—	5.79	(3)	1/1/2023	—	—
	1/1/2014		20,950	—	9.26	(3)	1/1/2024	—	—
	1/1/2015		23,464	—	11.52	(3)	1/1/2025	—	—
	1/29/2016		125,700	—	9.66	(3)	1/29/2026	—	—
	2/3/2017		35,615		18.03	(3)	2/3/2027	—	—
	6/12/2017		85,000		9.82		6/12/2027	—	—
	3/19/2018		71,875	3,125	11.84		3/18/2028	—	—
	1/8/2019		67,500	22,500	15.53		1/7/2029	—	—
	3/27/2019		10,625	4,375	15.23		3/26/2029	—	—
	3/10/2020		20,625	24,375	35.20		3/9/2030	—	—
	3/10/2021		—	48,750	34.82		3/9/2031	—	—
	3/10/2020		—	—	—		—	5,000	176,000
	3/10/2021		—	—	—		—	8,125	282,913

Neil Josephson	5/6/2019		53,333	26,667	19.11		5/5/2029	—	—
	3/10/2020		6,016	7,109	35.20		3/9/2030	—	—
	3/10/2021		—	30,000	34.82		3/9/2031	—	—
	5/6/2021		—	15,000	29.49		5/5/2031	—	—
	11/10/2021	(4)	—	105,943	21.18		11/9/2031	—	—
	3/10/2020		—	—	—		—	1,459	51,357
	3/10/2021		—	—	—		—	5,000	174,100
	11/10/2021	(4)	—	—	—		—	17,657	373,975

Anthony Polverino	12/12/2018		52,392	25,208	15.00		12/11/2028	—	—
	1/8/2019		56,250	18,750	15.53		1/7/2029	—	—
	3/10/2020		20,625	24,375	35.20		3/9/2030	—	—
	3/10/2021		—	48,750	34.82		3/9/2031	—	—
	3/10/2020		—	—	—		—	5,000	176,000
	3/10/2021		—	—	—		—	8,125	282,913

James Priour	4/13/2020		17,850	22,950	37.65		4/12/2030	—	—
	3/10/2021		—	37,500	34.82		3/9/2031	—	—
	4/13/2020		—	—	—		—	4,534	170,705
	3/10/2021		—	—	—		—	6,250	217,625
Diana Hausman	3/10/2020		18,750	—	35.20		3/9/2030	—	—

(1)
Options vest and become exercisable with respect to (i) 25% of the underlying shares one year after the grant date and (ii) the remainder of the underlying shares in 36 equal monthly installments following the first anniversary of the date of grant.

(2)	Restricted stock units vest in three equal annual installments on each of the first, second, and third anniversaries of the date of grant.
(3)
These options were granted with exercise prices denominated in Canadian dollars. The U.S. dollar per Canadian dollar exchange rate used to convert option exercise price to U.S. dollars was 0.7978, which was the average annual Bank of Canada exchange rate for 2021.

(4)
Pursuant to the terms of Dr. Josephson’s promotion letter in connection with his promotion to Chief Medical Officer in November 2021, if prior to the first anniversary of the grant date the Company (A) removes Dr. Josephson from the role of Chief Medical Officer or (B) terminates Dr. Josephson’s employment without cause (the effectiveness of such removal or termination, the “Acceleration Date”), the date upon which 25% of such stock options become exercisable and 25% of such RSUs become vested shall be accelerated to such Acceleration Date.

Option Exercises and Stock Vested Table
The following table sets forth the number of shares and value realized by the named executive officers during 2021 on the exercise of stock options and the vesting of restricted stock units:

	Options		Restricted Stock Units
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)
Ali Tehrani	57,660	1,830,223	7,708	269,421
Neil Klompas	Nil	Nil	2,500	87,384
Neil Josephson	Nil	Nil	729	25,481
Anthony Polverino	4,900	83,202	2,500	87,384
James Priour	Nil	Nil	2,266	63,288
Diana Hausman	193,812	3,883,985	2,500	87,384
Pension Benefits
We do not have any qualified or
non-qualified
defined benefit pension plans.
Non-qualified
Deferred Compensation
We do not have any
non-qualified
defined contribution plans or other deferred compensation plans.
Executive Employment Arrangements and Potential Payments upon Termination or Change in Control
2021 Executive Employment Arrangements
Key provisions of the employment agreements that were in effect as of December 31, 2021, for our named executive officers (other than Dr. Hausman) are described below. For Dr. Hausman, the description of her employment agreement below reflects the terms that were in effect immediately prior to her resignation in 2021.
On December 13, 2007, we entered into an employment agreement with Dr. Tehrani setting forth the terms and conditions of his employment as our President and Chief Executive Officer prior to his resignation at the beginning of January 2022, which provided for his initial base salary and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. This agreement was amended on January 1, 2014. On January 17, 2017, we entered into an amended and restated employment agreement with Dr. Tehrani that superseded and replaced the December 2007 agreement, as amended, and set forth revised termination and change of control provisions. Under the new not-for-cause
termination severance formula, during the first three years of employment, Dr. Tehrani is entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Dr. Tehrani is entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Dr. Tehrani is terminated without cause within 12 months following a change of control, he shall receive severance equal to 24 months of his base salary, continuation of benefits for 24 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.
On January 25, 2007, we entered into an employment agreement with Mr. Klompas, our current Chief Operating Officer, setting forth the terms and conditions of his employment as our Director of Finance and Operations, which provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. This agreement was amended on October 23, 2007, and January 1, 2014. On January 17, 2017, we entered into an amended and restated employment agreement with Mr. Klompas that superseded and replaced the January 2007 agreement, as amended, and set forth revised termination and change of control provisions. Under the new not-for-cause
termination severance formula, during the first three years of employment, Mr. Klompas is entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Mr. Klompas is entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Mr. Klompas is terminated without cause within 12 months following a change of control, he shall receive severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.
On April 29, 2019, we entered into an employment agreement with Dr. Josephson, our current Chief Medical Officer, setting forth the terms and conditions of his employment as our Vice President, Clinical Research. His employment agreement provided for his initial base salary, initial equity awards and target annual bonus, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. If Dr. Josephson’s employment is terminated without cause during the first three years of employment, he is entitled to 12 months of written notice or payment equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Dr. Josephson is entitled to an additional one month’s written notice or payment equal to one month of his base salary and continuation of benefits for one month, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Dr. Josephson is terminated without cause within 12 months following a change of control, he shall receive severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.
On September 20, 2018, we entered into an employment agreement with Dr. Polverino setting forth the terms and conditions of his employment as our Executive Vice President, Early Development and Chief Scientific Officer until his termination in January 2022. His employment agreement provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. If Dr. Polverino’s employment is terminated without cause during the first three years of employment, he is entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Dr. Polverino is entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Dr. Polverino is terminated without cause within 12 months following a change of control, he shall receive severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.
On April 1, 2020, we entered into an employment agreement with Mr. Priour, our former Chief Commercial Officer, setting forth the terms and conditions of his employment as our Senior Vice President, Commercial until his termination in January 2022. His employment agreement provided for his initial base salary, a signing bonus, initial equity awards and target annual bonus, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. If Mr. Priour’s employment is terminated without cause during the first three years of employment, he is entitled to 12 months of written notice or payment equal to 12 months of his base salary and continuation of health and dental benefits for 12 months. Commencing in the fourth year of employment, Mr. Priour is entitled to an additional one month’s written notice or payment equal to one month of his base salary and continuation of health and dental benefits for each additional completed year of service, up to a total maximum of 18 months. If Mr. Priour is terminated without cause within 12 months following a change of control, he shall receive severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.
On June 1, 2016, we entered into an employment agreement with Dr. Hausman setting forth the terms and conditions of her employment as our Chief Medical Officer until her resignation in April 2021. Her employment agreement provided for her initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition
and
non-solicitation,
as well as eligibility for our incentive plans. Dr. Hausman’s employment agreement also specifies, in the case of termination of employment other than for cause, she will be entitled to 12 months’ notice, or payment in lieu of notice equal to 12 months of her base salary, or any combination thereof, should termination occur within the first year of employment. Following the first year of employment, she will be entitled to an additional one month’s notice, or the equivalent base salary, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. On January 18, 2017, we entered into an amended and restated employment agreement with Dr. Hausman that superseded and replaced the June 2016 agreement and set forth a new change of control provision. If Dr. Hausman is terminated without cause within 12 months following a change of control, she shall receive severance equal to 18 months of her base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date.

In May 2021, Dr. Hausman transitioned from her role as our Chief Medical Officer, but remained with the Company as a clinical advisor through November 2021. In connection with this transition, Dr. Hausman and the Company entered into a consulting agreement under which she continued to vest in her Company options until the end of the consulting period, subject to her continued service.
2022 Executive Employment Arrangements
In connection with Mr. Galbraith’s appointment as President and Chief Executive Officer, the Company and Mr. Galbraith entered into an employment agreement (the “
Galbraith Employment Agreement
”). The Galbraith Employment Agreement does not have a specific term.
Pursuant to the Galbraith Employment Agreement, Mr. Galbraith is entitled to the following compensation and benefits:

•
An annual base salary of $600,000, with eligibility to earn an annual discretionary bonus of up to 60% of his annual base salary, based upon the achievement of certain Company goals determined by the Board.

•
Options to purchase 500,000 of the Company’s common shares at an exercise price per share equal to the fair market value on the date of grant (the “
Inducement Options
”). 25% of the Inducement Options vest and become exercisable on the one-year
anniversary of the date of grant, and thereafter 1/36 of the remaining Inducement Options will vest on the last day of each month, until all of the Inducement Options have vested, subject to Mr. Galbraith’s continued service.

•	Eligibility to participate in the Company’s employee benefit plans, policies and arrangements that, in the aggregate, are reasonably consistent with other executive officers generally.

•	Enrollment in a qualifying pension scheme under the UK Pensions Act 2008.

•
Reimbursement of relocation expenses up to a maximum gross amount of $300,000, grossed up for the impact of any taxable withholding, for reasonable moving expenses incurred by Mr. Galbraith and his immediate family during relocation from Mr. Galbraith’s primary residence to the Vancouver, British Columbia or Seattle, Washington area during the first eighteen months of employment. The total amount reimbursed shall be repaid to the Company if Mr. Galbraith’s employment terminates within two years following the effective date of employment.

•	Temporary housing through the earlier of Mr. Galbraith’s relocation or the date that is 18 months following the effective date of employment, grossed up for the impact of any tax withholding.

•
A tax equalization payment if Mr. Galbraith is subject to income taxation or other taxation outside of the United Kingdom during the period of his employment, grossed up for the impact of any tax withholding, and tax preparation services.

•
If the Company terminates Mr. Galbraith’s employment, then Mr. Galbraith will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. If such termination of employment or resignation occurs on or after the fourth year of employment, Mr. Galbraith will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Mr. Galbraith will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan.

•
In the event of termination on death or disability, as defined in the Company’s long-term disability plan or policy then in effect with respect to him, Mr. Galbraith, or his estate, will receive (x) a lump sum payment equal to the difference between (1) eighteen months of base salary plus target annual cash bonus as of the date of death or disability and (2) the amount that Mr. Galbraith or his estate will receive as a result of death or disability under the Company’s applicable insurance policies in effect as of the date of termination, (y) group extended health and dental benefits continuation for his surviving family members for eighteen months (or lump sum payment for the premium costs of such benefits in lieu thereof), and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants made to Mr. Galbraith as of the date of death or disability.

•
If Mr. Galbraith’s employment is terminated by the Company without cause within twelve months following, or within three months prior to, a Change of Control (as defined in the Galbraith Employment Agreement), Mr. Galbraith will be eligible to receive (x) a lump sum payment of eighteen months of base salary and 100% of target annual cash bonus as of the date of termination, (y) group extended health and dental benefits continuation as of the date of termination for eighteen months (or lump sum payment for the premium costs of such benefit plans in lieu thereof) and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Mr. Galbraith entering into a valid settlement agreement with the Company.

•
In addition, the Galbraith Employment Agreement requires Mr. Galbraith, among other things, not to compete, either directly or indirectly, with the Company while employed by the Company and for up to six months following the termination of his employment with the Company. The Galbraith Employment Agreement also requires Mr. Galbraith not to solicit the Company’s employees or consultants to terminate their relationship with the Company while he is employed by the Company and for up to one year following the termination of his employment with the Company.

In connection with Dr. Tehrani’s resignation, the Company and Mr. Tehrani entered into a Separation Agreement and Release (the “
Tehrani Separation Agreement”
) providing for the following benefits:

•	A lump sum payment of $889,638, equivalent to eighteen months of base salary.

•
Payment of the annual performance bonus for 2021 that he would have received had he remained employed with the Company through the applicable bonus payment date, calculated based on actual achievement of the applicable performance goals under the bonus plan as determined by the Board of Directors. Payment of the bonus, if any, will be made in a lump sum at the same time as the other Company senior executives receive their 2021 bonus. As described in the “Cash Bonus” section above, the Compensation Committee determined that the 2021 goals were not achieved at a level sufficient to warrant the payment of a bonus to executives, and therefore no bonus was paid to Dr. Tehrani.

•
Eligibility to participate in the Company’s employee benefit plans for the lesser of (a) eighteen months from January 15, 2022 (the “
Tehrani Termination Date
”) or (b) the date of enrollment in the benefit plans of a new employer. The aggregate value of the premiums for extended participation under these plans is $5,377.

•
Entry into a Consulting Services Agreement, whereby he will assist certain transitional matters at the request and direction of the Company on an as needed basis. The Consulting Services agreement will begin on the Tehrani Termination Date and cease on September 30, 2023. Dr. Tehrani will be entitled to continued vesting and exercise benefits for outstanding stock options and restricted stock units under the Company’s equity incentive plans for the duration of the Consulting Services Agreement. Following the termination of the Consulting Services Agreement, and provided that Dr. Tehrani has satisfactorily performed his duties as chief executive officer between the date of the Tehrani Separation Agreement and the Tehrani Termination Date and timely executes a supplemental release agreement, he will have 12 months from the termination of the Consulting Services Agreement to exercise any vested Company stock options, subject to any such options’ earlier expiration during such period.

•	Reimbursement for all reasonable and documented business expenses actually and properly incurred in relation to Company business up to the Tehrani Termination Date.
In connection with Mr. Klompas’ appointment as Chief Operating Officer, the Company has provided Mr. Klompas with a promotion letter (the “
Klompas Promotion Letter
”).
Pursuant to the Klompas Promotion Letter, Mr. Klompas is entitled to the following modifications to his existing compensation and benefits:

•	An increase to his annual base salary from $437,124 to $458,000; and

•	An increase to his annual discretionary bonus opportunity from 40% to 45% of his annual base salary, based upon the achievement of certain Company goals determined by the Board.
In connection with Dr. Polverino’s departure from the Company, the Company and Dr. Polverino entered into a Separation Agreement and Release providing for the following benefits (which benefits are substantially similar to the severance benefits under his employment agreement in effect immediately prior to his termination date):

•
Severance paid in installments of $18,367.00 on each of the Company’s semi-monthly payroll dates for the twelve (12) month period beginning on the first payroll date to occur after March 22, 2022; provided, however, that any such payments that would, according to such schedule, be paid after March 15, 2023, will be accelerated and paid on the Company’s first regular payroll date in March 2023 that occurs on or before March 15, 2023.

•	Reimbursement for Dr. Polverino’s payments for COBRA coverage for the lesser of (i) twelve (12) months or (ii) until Dr. Polverino has secured health insurance coverage through a new employer.
In connection with Mr. Priour’s departure from the Company, the Company and Mr. Priour entered into a Separation Agreement and Release providing for the following benefits (which benefits are substantially similar to the severance benefits under his employment agreement in effect immediately prior to his termination date):

•	Severance paid installments of $16,667.00 on each of the Company’s semi-monthly payroll dates for the twelve (12) month period beginning on the first payroll date to occur after February 12, 2022.

•	Reimbursement for Mr. Priour’s payments for COBRA coverage for the lesser of (i) twelve (12) months or (ii) until Mr. Priour has secured health insurance coverage through a new employer.

The table below shows the estimated amounts of the termination payments and benefits that will be made to our named executive officers upon the termination of their employment under the terms of their current employment agreements (assuming termination took place on December 31, 2021 and the price per share is the closing market price as of that date):

Name and Principal Position	Event	Severance ($)	Options ($) (1) (2)	Restricted Stock Units ($) (3)	Other Payments ($) (1) (4)	Total ($)
Ali Tehrani, Former President & CEO	Termination other than for cause	889,638	5,418,454	—	5,377	6,313,469
	Termination following a change of control event (double trigger)	1,186,184	5,516,376	662,435	7,169	7,372,164

Neil Klompas, Chief Operating Officer (former CFO)	Termination other than for cause	655,686	2,137,014	—	5,377	2,798,077
	Termination following a change of control event (double trigger)	655,686	2,175,658	215,119	5,377	3,051,840

Neil Josephson, Chief Medical Officer	Termination other than for cause	480,000	—	—	33,240	513,240
	Termination following a change of control event (double trigger)	720,000	—	395,261	49,860	1,165,121

Anthony Polverino, Former Executive VP, Early Development & Chief Scientific Officer	Termination other than for cause	440,800	121,200	—	27,951	589,951
	Termination following a change of control event (double trigger)	661,200	172,364	215,119	41,927	1,090,610

James Priour, Former Chief Commercial Officer	Termination other than for cause	400,000	—	—	33,240	433,240
	Termination following a change of control event (double trigger)	600,000	—	176,750	49,860	826,610

Diana Hausman, Former Chief Medical Officer	Termination other than for cause	540,687	—	—	—	540,687
	Termination following a change of control event (double trigger)	695,169	—	—	—	695,169

(1)	Canadian dollar amounts have been converted to U.S. dollars based on the historical Canadian to U.S. average daily rate of exchange as at December 31, 2021.
(2)	The value of accelerated vesting of options is calculated based on the closing price on the NYSE of $16.39 per share as of December 31, 2021.

(3)	The value of accelerated vesting of restricted stock units is calculated based on the closing price on the NYSE of $16.39 per share as of December 31, 2021.
(4)
For Canadian named executive officers (Dr. Tehrani and Mr. Klompas) amounts shown in the “Other Payments” column relate to contributions to our extended medical benefits premiums. For U.S. named executive officers (Dr. Hausman, Dr. Polverino, Dr. Josephson and Mr. Priour), these amounts relate to health benefits plan premiums. For our Canadian named executive officers, these amounts are denominated in U.S. dollars but paid in Canadian dollars.

Director Compensation Table
The following table presents the compensation awarded to, earned by or paid to our directors (other than Dr. Tehrani, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2021. We do not currently have director compensation in the form of share-based awards (other than stock options), non-equity

incentive plan compensation or

non-qualified

deferred compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Troy M. Cox	52,316	172,408	224,724
Kenneth Hillan	56,286	172,408	228,694
Susan Mahony	53,580	172,408	225,988
Kelvin Neu (3)	47,166	172,408	219,574
Hollings C. Renton	51,727	172,408	224,135
Natalie Sacks	59,749	172,408	232,157
Lota Zoth	90,612	172,408	263,020

(1)
The amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in our Annual Report on Form

10-K

for our year ended December 31, 2021.

(2)
As of December 31, 2021, directors held the following number of options to purchase Company common shares: (i) Mr. Cox, 48,000; (ii) Dr. Hillan, 59,425; (iii) Dr. Mahony, 48,000; (iv) Dr. Neu, 9,000; (v) Mr. Renton, 59,425; (vi) Dr. Sacks, 53,140; and (vii) Ms. Zoth, 61,117.

(3)
Dr. Neu joined the Company’s Board of Directors in March 2020. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, the fees earned in 2020 were remitted to Baker Bros. Advisors LP and the options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.

Director Compensation
The written charter of our compensation committee provides that the compensation committee will review compensation for members of our Board of Directors on at least an annual basis, taking into account their responsibilities and time commitment and information regarding the compensation paid at peer companies. The compensation committee will make recommendations to our Board of Directors with respect to changes to our approach to director compensation as it considers appropriate.
In 2020, the compensation committee engaged Radford to conduct a competitive assessment of our Board of Director compensation program. Radford analyzed board of director compensation practices of our peer group, and compared our Board of Director compensation program to these practices. Based on these findings, the compensation committee determined that it was appropriate and in line with market practices to maintain the Board cash and equity compensation of non-employee

directors at the 2020 levels for 2021, with the exception that the annual cash retainer fee for service as chair of the research and development committee be increased from $12,000 to $15,000. The Board of Directors approved this adjustment in March 2021. This change positioned our 2021 individual director compensation and total aggregate director compensation between the 25th and 50th percentile compared to the 2021 peer group. No other changes to Board of Director compensation were made for 2021.
In March 2022, the compensation committee engaged Radford to conduct a competitive assessment of our Board of Director compensation program. Based on these findings, the compensation committee recommended, and the Board approved, the following changes to the cash and equity compensation of non-employee

directors:

•
The cash component for Board of Directors and committee membership was maintained at the 2021 levels, with the exception that the cash retainer fee for service as lead independent director was reduced from $70,000 to $65,000.

•
The initial option grants for new directors, to be granted upon joining the Board of Directors, was changed from 18,000 options to 40,000 options, with the vesting schedule remaining as 1/36 vesting on each monthly anniversary of the effective award date; and

•
The annual equity grant to directors, to be granted at a time of the Company’s annual general meeting of shareholders, was changed from 9,000 options to 20,000 options, with the vesting schedule remaining that such options cliff vest on the date of the next year’s annual general meeting of shareholders.

These changes positioned our 2022 individual director compensation and total aggregate director compensation between the 25th and 50th percentile compared to the 2022 peer group, consisting of publicly traded, pre-commercial
biopharmaceutical companies: (i) that are clinical stage companies (with a focus on Phase 2 and Phase 3), particularly those with a therapeutic focus in oncology; (ii) with market capitalizations generally between $250 million and $2.2 billion; (iii) with generally between 100 and 500 employees; (iv) that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and (v) preferably that have gone public in the last five years.
Following the recommendation of the compensation committee, the Board of Directors also determined to not implement stock ownership guidelines at this time. No other changes to Board of Director compensation were made for 2022.
Cash Compensation for Directors
In 2021, we generally provided the below annual cash retainer fees for service on our Board of Directors and committees. The fees for service on committees are in addition to the annual retainer fees for service on the Board of Directors.

Amount ($)
Board of Directors:
Member	40,000
Chair or Lead Independent Director	70,000
Audit Committee:
Member	7,500
Chair	15,000
Compensation Committee:
Member	5,000
Chair	10,000
Nominating and Corporate Governance Committee:
Member	3,750
Chair	7,500
Research and Development Committee:
Member	6,000
Chair	15,000
Cash retainer fees were amended in March 2022 as discussed above.
Equity Compensation for Directors
We grant members of the Board of Directors an initial grant of options in connection with appointment to the Board of Directors, which vest ratably in 36 monthly installments. In 2021, the initial grant was 18,000 options. In March 2022 the initial grant was increased to 40,000 options, as discussed above.
We grant an annual award of options to each member of the Board of Directors, which we typically grant on or about the date of our annual general meeting. Annual award options vest in full on the date of the first annual general meeting following the grant date. In 2021, the annual grant was 9,000 options. In March 2022 the annual grant was increased to 20,000 options, as discussed above.

Expense Reimbursement
Each member of our Board of Directors is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending board meetings and meetings for any committee on which he or she serves. These amounts are not included in the table above.
Risk
Management
As part of its normal practice, the compensation committee evaluates the risk-taking incentives created by our compensation policies and practices and has concluded that such incentives are not reasonably likely to have a material adverse effect on the Company.
Pay Ratio Disclosure
Under rules adopted pursuant to the Dodd-Frank Act, we are required to calculate and disclose the total compensation paid to our median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our Chief Executive Officer (the “
CEO Pay Ratio
”). The paragraphs that follow describe our methodology and the resulting CEO Pay Ratio.
Measurement Date
We identified the median employee using our employee population on October 1, 2021 (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis).
Consistently Applied Compensation Measure
Under the relevant rules, we are required to identify the median employee by use of a “consistently applied compensation measure” (“
CACM
”). We chose a CACM that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating, for each employee as of October 1, 2021: (1) annual base pay, (2) annual target cash incentive opportunity, and (3) the estimated grant date fair value for equity awards granted between January 1, 2021 and October 1, 2021. In identifying the median employee, we converted compensation amounts paid in Canadian dollars based on the applicable year-to-date
average exchange rate as of October 1, 2021 and annualized the compensation values of individuals that joined our Company during 2021. We did not exclude workers in
non-U.S.
countries and did not make any
cost-of-living
adjustments.
Methodology and Pay Ratio
After applying our CACM methodology, we identified the median employee. Once the median employee was identified, we calculated the median employee’s annual target total direct compensation in accordance with the requirements of the Summary Compensation Table.
Our median employee compensation in 2021 as calculated using Summary Compensation Table requirements was $164,072. Our Chief Executive Officer’s compensation in 2021 as reported in the Summary Compensation Table was $5,100,637. Therefore, our CEO Pay Ratio for 2021 is approximately 31:1.
This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with the SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the compensation committee nor management of the Company used the CEO Pay Ratio measure in making compensation decisions.
Compensation Committee Interlocks and Insider Participation
Mr. Renton, Ms. Zoth, Dr. Mahony and Dr. Hillan served as members of the compensation committee in 2021, with Mr. Renton serving as chair of the committee. (Dr. Hillan served on the compensation committee until May 2021, when he stepped down from this committee and Ms. Zoth joined). None of our compensation committee members is currently, or has been within the last completed fiscal year, one of our officers or employees or had any relationship with respect to the Company requiring disclosure under Item 404 of Regulation
S-K.
None of our executive officers currently serve, or have served during the last completed fiscal year, as a member of the board of directors or on the compensation committee (or other board committee performing equivalent function) of another entity where one of such entity’s executive officers served as a director or on the compensation committee of the Company.
Compensation Committee Report
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing by Zymeworks under the Securities Act or the Exchange Act.
Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on our committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and our proxy statement.
Compensation Committee of the Board of Directors
Hollings C. Renton (Chair)
Susan Mahony
Lota Zoth

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth summary information relating to our Equity Compensation Plan, employee share purchase plan, as amended, which became effective immediately prior to the consummation of our initial public offering (the “ESPP”) and Original Plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants, and rights (2)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)		(b)		(c)
Equity compensation plans approved by security holder
Equity Compensation Plan	6,618,717	(3)	$26.67	(4)	952,632
ESPP	—		$—		1,482,477
Original Plan	1,078,121		$12.66	(5)	—

(1)	Includes restricted stock units.
(2)	Does not include restricted stock units, which do not have an exercise price.
(3)
The original maximum number of common shares reserved for issuance under the Equity Compensation Plan as of June 7, 2018, was 5,686,097. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year.

(4)
Stock options granted under the Equity Compensation Plan are granted with exercise prices in both Canadian dollars and U.S. dollars. As of December 31, 2021, there were 6,327,448 outstanding stock options under the Equity Compensation Plan, consisting of 1,410,534 stock options with a weighted average exercise price of C$34.01 ($27.13 based on the U.S. dollar per Canadian dollar exchange rate of 0.7978, which was the average annual Bank of Canada exchange rate for 2021) and 4,916,914 stock options with a weighted average exercise price of $26.59.

(5)
Stock options granted under the Original Plan were granted with exercise prices in Canadian dollars. As of December 31, 2021, there were 1,078,121 outstanding stock options under the Original Plan, with a weighted average exercise price of C$15.87 ($12.66 based on the U.S. dollar per Canadian dollar exchange rate of 0.7978, which was the average annual Bank of Canada exchange rate for 2021).

The following table sets forth certain additional information with respect to our Original Plan, Equity Compensation Plan and ESPP as of December 31, 2021:

	Original Plan	Equity Compensation Plan	ESPP
Number of outstanding securities awarded under plan	1,078,121	6,681,717	178,734 (1)
Issued and outstanding securities under plan as a percentage of issued and outstanding shares	2.3%	14.3%	0.4%
Number of securities available for grant under plan	—	952,632	1,482,477
Number of securities available for grant under plan as a percentage of issued and outstanding shares	—	2.0%	3.2%

(1)	Amount reflects the total number of outstanding securities awarded under the ESPP since the Company’s inception.
The following table sets forth the burn rate under our Original Plan and our Equity Compensation Plan for each of the years ended December 31, 2021, 2020, and 2019. The burn rate is a percentage calculated based on the number of stock options and restricted stock units granted under each plan during the relevant year divided by the weighted average number of the Company’s issued and outstanding shares during that year.

	Original Plan	Equity Compensation Plan
Year ended December 31, 2021	0%	4.9%
Year ended December 31, 2020	0%	3.5%
Year ended December 31, 2019	0%	4.9%
SHARE OWNERSHIP
The table below indicates information as of April 15, 2022, regarding the beneficial ownership of our common shares for:

•	each person who is known by us to beneficially own more than 5% of our common shares;

•	each named executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.
For the purposes of calculating percent ownership, as of April 15, 2022, 57,770,246 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable, or restricted stock units vesting, within sixty days of April 15, 2022, these shares are treated as if outstanding for that person, but not for any other person. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any common shares on or within 60 days, upon conversion or exercise of outstanding securities or otherwise, the shares are deemed beneficially owned by that person and are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns. These shares are not included in the computations of percentage ownership for any other person. To our knowledge, except as noted in the table below, no person or entity is the beneficial owner of more than 5% of the voting power of our common shares.
Except as otherwise indicated, the address of each of the persons in this table is Suite 800 – 114 East 4th Avenue, Vancouver, British Columbia, Canada, V5T 1G4.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% and Greater Shareholders:
Baker Bros. Advisors LP	6,218,706	(1)	9.99%
Armistice Capital, LLC	3,965,197	(2)	6.56%
Perceptive Advisors LLC	3,679,845	(3)	6.37%
All Blue Falcons FZE	3,419,498	(4)	5.92%

Directors and Named Executive Officers:
Christopher Astle (5)	5,342	(6)	*
Troy M. Cox	55,500	(7)	*
Kenneth Galbraith	—		—
Diana Hausman	7,377	(8)	*
Kenneth Hillan	59,425	(9)	*
Neil Josephson	92,001	(10)	*
Neil Klompas	513,644	(11)	*
Susan Mahony	48,000	(12)	*
Kelvin Neu	9,000	(13)	*
Anthony Polverino	165,674	(14)	*
James Priour	20,363	(15)	*
Hollings C. Renton	59,425	(16)	*
Natalie Sacks	53,140	(17)	*
Ali Tehrani	1,542,051	(18)	2.61%
Lota Zoth	61,117	(19)	*
All Directors and Executive Officers:
All current executive officers and directors as a group (11) persons) (20)	956,594		1.63%

*	Less than one percent
(1)
Based on a Schedule 13G/A filed February 14, 2022 and company records, consists of 22,000 common shares issuable upon exercise of options exercisable within 60 days after April 15, 2022, 1,708,472 common shares and 4,488,234 shares issuable upon exercise of prefunded warrants held by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker. The address for these entities and individuals is 860 Washington Street, 3 rd
 Floor, New York, NY 10014.

(2)
Based on a Schedule 13F filed February 14, 2022 and company records, consists of 1,250,197 common shares as of December 31, 2022 and 2,715,000 shares issuable upon exercise of prefunded warrants held by Armistice Capital, LLC. The address for this entity is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(3)
Based solely on a Schedule 13G/A filed February 14, 2022, consists of 3,679,845 common shares held by Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences Master Fund, Ltd. as of December 31, 2021. The address for these entities and individual is 51 Astor Place, 10 th
 Floor, New York, NY 10003.

(4)
Based solely on a Schedule 13D/A filed April 28, 2022, consists of 3,139,498 common shares directly beneficially owned by All Blue Falcons FZE and 280,000 common shares underlying call options (and including 200,000 shares purchased after April 15, 2022 as set forth in such Schedule 13D). Daniel Edward Llewellen Cookson may be deemed to beneficially own all of these common shares by virtue of his position as a control person of All Blue Falcons FZE. The address for this entity and individual is Office 2301, 23 rd
 Floor API Trio Tower, Al Bashra 1, Dubai, United Arab Emirates.

(5)	Dr. Astle is not a named executive officer in this Form 10-K/A, but he is a current executive officer as a result of his appointment as Chief Financial Officer on February 24, 2022.
(6)	Consists of 670 common shares and 4,672 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(7)	Consists of 7,500 common shares and 48,000 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(8)
Shareholdings are based on information available to the Company as of the date of Dr. Hausman’s resignation in May 2021. Consists of 5,377 shares held personally and 2,000 shares held by Dr. Hausman’s spouse as of May 15, 2021, Dr. Hausman’s last day as an employee of the Company.

(9)	Consists of 59,425 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(10)	Consists of 9,514 common shares and 82,487 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(11)	Consists of 13,276 shares held personally and 700 shares held by S. Jennifer Heine, and 499,668 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(12)	Consists of 48,000 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(13)
Consists of 9,000 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.

(14)
Shareholdings are based on information available to the Company as of the date of Dr. Polverino’s termination in January 2022. Consists of 36,407 common shares and 129,267 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.

(15)
Shareholdings are based on information available to the Company as of the date of Mr. Priour’s termination in January 2022. Consists of 2,513 common shares and 17,850 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.

(16)	Consists of 59,425 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(17)	Consists of 53,140 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(18)
Consists of 260,325 common shares held personally and 55,511 common shares held by Charissa Tehrani, and 1,226,215 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.

(19)	Consists of 61,117 common shares issuable upon the exercise of options exercisable within 60 days after April 15, 2022.
(20)
Although Dr. Hausman, Dr. Polverino, Mr. Priour and Dr. Tehrani are considered named executive officers for the purposes of this
Form 10-K/A,
they are no longer with the Company and are thus not included in the total of shares beneficially owned by the directors and executive officers as a group.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Other than the compensation arrangements discussed under “Executive Compensation – Compensation Discussion and Analysis,” or as disclosed below, since January 1, 2021, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC and the Canadian Securities Administrators.
In March 2020, we granted to Baker Brothers Life Sciences, L.P. and 667, L.P. certain registration rights requiring us, upon request delivered by such persons on or after April 22, 2020 and subject to certain terms and conditions, to register the resale by such persons of the common shares held by them (the “
Registration Rights Agreement
”). Dr. Neu, who joined our board in March 2020, served as an employee of Baker Bros. Advisors L.P., which serves as an investment adviser to Baker Brothers Life Sciences, L.P. and 667, L.P., until January 2021.
On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional shares, and, in lieu of common shares, to certain investors, pre-funded
warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded
warrants were sold at a price of $7.9999 per
pre-funded
warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. Entities affiliated with Armistice Capital, LLC and Perceptive Advisors LLC purchased 2,285,000 and 1,100,000 common shares, respectively. Armistice Capital Master Fund Ltd, Baker Brothers Life Sciences, L.P. and 667, L.P. purchased 2,715,000, 577,293 and 47,707 pre-funded
warrants, respectively.
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
Policy Regarding Related Party Transactions
All transactions between us and our officers, directors, principal shareholders and their affiliates must be approved by the audit committee, or a similar committee consisting of entirely independent directors.
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

Interests of Management and Others in Material Transactions
Other than as described elsewhere in this Amendment, there are no material interests, direct or indirect, of any of our directors or executive officers, any shareholder that beneficially owns, or controls or directs (directly or indirectly), more than 10% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction within the year ended December 31, 2021 that has materially affected or is reasonably expected to materially affect us or our subsidiaries.
Director Independence
Under the NYSE Listing Rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the NYSE Listing Rules, a director will only qualify as an “independent director” if the listed company’s board of directors affirmatively determines that the director does not have a material relationship with the company (either directly or as a partner, shareholder, or officer of an organization that has a relationship with the company). As noted in the commentary to the listing standards, the concern is independence from management.
Audit committee members must also satisfy the additional independence criteria set forth in Rule
10A-3
under the Exchange Act and the NYSE Listing Rules. Compensation committee members must also satisfy the additional independence criteria set forth in Rule
10C-1
under the Exchange Act and the NYSE Listing Rules.
The Board of Directors has determined that all directors, except Mr. Galbraith, meet the independence requirements under the NYSE Listing Rules and applicable Canadian securities laws, and qualify as “independent directors” under the NYSE Listing Rules and applicable Canadian securities laws. Mr. Galbraith is not considered independent by virtue of being our President and Chief Executive Officer. Each of the members of our compensation committee, audit committee, corporate governance and nominating committee, and research and development committee is an independent director under the NYSE Listing Rules.
The following directors are directors of other reporting issuers, as set out below:

Director	Reporting Issuer
Troy M. Cox	SomaLogic, Inc. SOPHIA GENETICS SA

Kenneth Galbraith	Profound Medical Corp.

Kenneth Hillan	Sangamo Therapeutics, Inc.

Susan Mahony	Assembly Biosciences, Inc. Horizon Therapeutics Public Limited Company Vifor Pharma Ltd.

Hollings C. Renton	AnaptysBio, Inc.

Natalie Sacks	Caribou Biosciences, Inc.

Lota Zoth	89 Bio, Inc. Inovio Pharmaceuticals, Inc. Lumos Pharma, Inc.

Item 14.	Principal Accounting Fees and Services
Principal Independent Accountant Fees and Services
KPMG has served as our independent registered public accounting firm since June 24, 2015.

Aggregate fees billed by our independent auditors, KPMG, for the years ended December 31, 2021 and December 31, 2020, are detailed in the table below:

	2021 ($) (5)	2020 ($) (6)
Audit Fees (1)	639,300	523,800
Audit Related Fees (2)	—	—
Tax Fees (3)	293,800	242,600
All Other Fees (4)	—	—

Total Fees Paid	933,100	766,400

(1)	Fees for audit service on an accrued basis.
(2)	Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees billed by the auditor for products and services not included in the foregoing categories.
(5)	Canadian dollar amounts have been converted to U.S. dollars based on the historical Canadian to U.S. average daily rate of exchange as at December 31, 2021.
(6)	Canadian dollar amounts have been converted to U.S. dollars based on the historical Canadian to U.S. average daily rate of exchange as at December 31, 2020.
Pre-approval
Policies and Procedures
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
related fees and services for
pre-approval
requests made between audit committee meetings. All services that KPMG provided to us in 2021 and 2020 have been pre-approved
by our audit committee.
Our audit committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG’s independence in the conduct of their auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements—The financial statements included in Item 8 are filed as part of this Annual Report on Form
10-K/A.
(a)(2) Financial Statement Schedules—All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form
10-K/A.
(a)(3) Exhibits—The exhibits required by Item 601 of Regulation
S-K
are listed in paragraph (b) below.
(b) Exhibits—The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.
EXHIBITS INDEX

Exhibit No.	Description

3.1	Notice of Articles of the Company.

3.2	Form of Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

4.3	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

4.4	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

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

10.22*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between the Company and GlaxoSmithKline Intellectual Property Development Limited(incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on March 2, 2020).

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

10.29†
Collaboration and Cross License Agreement, effective as of September 26, 2016, by and between the Company and Daiichi Sankyo Co., Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 3, 2017).

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

10.50
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and the Company(incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

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

10.58
Open Market Sale Agreement, dated November 5, 2019, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019).

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

10.63#
Separation and Release Agreement by and between the Company and James Priour, dated February 4, 2022 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

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

10.66#
Letter, dated November 9, 2021, from the Company to Neil Josephson (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

10.67#
Employment Agreement by and between the Company and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.68#	Inducement Stock Option and Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.69#	Separation Agreement and Release between the Company and Anthony Polverino, dated March 14, 2022.

10.70#	Separation Agreement and Release between the Company and Kathryn O’Driscoll, dated March 4, 2022.

10.71#
Amended and Restated Employment Agreement by and between the Company and Christopher Astle, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on February 25, 2022).

10.72#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on March 9, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

23.1
Consent of KPMG LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-38068), originally filed with the SEC on February 24, 2022).

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
Dated: May 2, 2022

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
Name:	Kenneth Galbraith
Title:	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	May 2, 2022
Kenneth Galbraith

/s/ Christopher Astle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2022
Christopher Astle

*	Director	May 2, 2022
Troy M. Cox

*	Director	May 2, 2022
Kenneth Hillan

*	Director	May 2, 2022
Susan Mahony

*	Director	May 2, 2022
Kelvin Neu

*	Director	May 2, 2022
Hollings C. Renton

*	Director	May 2, 2022
Natalie Sacks

*	Director	May 2, 2022
Lota Zoth

By:	/s/ Kenneth Galbraith
Kenneth Galbraith Attorney-in-fact