Form 10-Q
period 2022-03-31
Zymeworks Inc.
filed 2022-05-04
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Suite 800—114 East 4th Avenue
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of May 2, 2022 was 57,771,204.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

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
i

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

•global economic and political conditions, including as a result of the Russian invasion of Ukraine, and the related impact on our business and the markets generally;
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
Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” refer to Zymeworks Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2022

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,516	$201,867
Short-term investments (note 5)	25,018	50,741
Accounts receivable	4,228	15,614
Prepaid expenses and other current assets	19,260	19,998
Total current assets	324,022	288,220
Deferred financing fees	1,195	1,214
Long-term investments (note 5)	886	886
Long-term prepaid assets	17,532	12,490
Deferred tax asset	2,294	3,070
Property and equipment, net	25,747	22,783
Operating lease right-of-use assets	23,955	26,987
Intangible assets, net	4,702	3,838
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$429,977	$389,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$76,334	$62,767
Fair value of liability classified stock options (note 12)	2,488	7,754
Current portion of operating lease liability (note 11)	1,122	1,310
Other current liabilities	27	22
Total current liabilities	79,971	71,853
Long-term portion of operating lease liability (note 11)	30,599	30,923
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,490	2,748
Deferred tax liability	1,532	1,573
Total liabilities	147,533	140,038
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at March 31, 2022 and December 31, 2021, respectively; 57,770,246 and 46,633,935 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (note 8)	826,459	741,147
Additional paid-in capital	218,373	197,710
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(755,729)	(683,104)
Total shareholders’ equity	282,444	249,094
Total liabilities and shareholders’ equity	$429,977	$389,132
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Research and development collaborations (note 9)	$1,916	$644
Operating expenses:
Research and development	62,510	44,283
General and administrative	12,092	1,296
Total operating expenses	74,602	45,579
Loss from operations	(72,686)	(44,935)
Other income (expense):
Interest income	302	741
Other (expense) income, net (note 10)	(315)	129
Total other income (expense), net	(13)	870
Loss before income taxes	(72,699)	(44,065)
Income tax recovery (expense)	74	(525)
Net loss and comprehensive loss	$(72,625)	$(44,590)

Net loss per common share (note 4):
Basic	$(1.18)	$(0.87)
Diluted	$(1.19)	$(0.87)

Weighted-average common shares outstanding (note 4):
Basic	61,367,368	51,367,663
Diluted	61,378,170	51,367,663
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2022	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common shares on exercise of options	2,112	20	—	—	(8)	12
Issuance of common shares through employee stock purchase plan	61,801	1,361	—	—	—	1,361
Issuance of common shares upon vesting of restricted stock units ("RSUs")	37,398	1,382	—	—	(1,382)	—
Stock-based compensation (recovery)	—	—	—	—	(2,932)	(2,932)
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8d)	11,035,000	82,549	—	—	24,985	107,534
Net loss	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units RSUs	23,956	843	—	—	(843)	—
Stock-based compensation expense	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(72,625)	$(44,590)
Items not involving cash:
Depreciation of property and equipment	2,311	958
Amortization of intangible assets	155	1,090
Stock-based compensation recovery	(8,177)	(6,733)
Amortization of operating lease right-of-use assets	2,865	572
Deferred income tax expense	735	246
Change in fair value of contingent consideration liability	—	31
Change in fair value of investments in equity instruments	—	(167)
Unrealized foreign exchange loss	686	717
Changes in non-cash operating working capital:
Accounts receivable	11,325	10,717
Prepaid expenses and other current assets	(3,859)	(2,657)
Accounts payable and accrued liabilities	11,820	(163)
Operating lease liabilities	(648)	(824)
Net cash used in operating activities	(55,412)	(40,803)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (note 8a)	107,720	—
Issuance of common shares on exercise of stock options (note 8e)	12	1,321
Issuance of common shares through employee stock purchase plan	863	829
Deferred financing fees	19	(40)
Finance lease payments	(4)	(4)
Net cash provided by financing activities	108,610	2,106
Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	25,278	77,542
Acquisition of property and equipment	(4,158)	(695)
Acquisition of intangible assets	(546)	—
Net cash provided by investing activities	20,574	76,847
Effect of exchange rate changes on cash and cash equivalents	(123)	(239)
Net change in cash and cash equivalents	73,649	37,911
Cash and cash equivalents, beginning of period	201,867	242,036
Cash and cash equivalents, end of period	$275,516	$279,947
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$72	$485
Acquisition of property and equipment in accounts payable and accrued liabilities	1,590	383
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2021.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.
All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Use of Estimates
The preparation of interim condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, benefits under the Scientific Research and Experimental Development (“SR&ED”) program, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these interim condensed consolidated financial statements. While there was no material impact to the Company’s interim condensed consolidated financial statements as of and for the three months ended March 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders:
Basic	$(72,625)	$(44,590)
Adjustment for change in fair value of liability classified stock options	(302)	—
Diluted	$(72,927)	$(44,590)

Denominator:
Weighted-average common shares outstanding:
Basic	61,367,368	51,367,663
Adjustment for dilutive effect of liability classified stock options	10,802	—
Diluted	61,378,170	51,367,663

Net loss per common share – basic	$(1.18)	$(0.87)
Net loss per common share – diluted	$(1.19)	$(0.87)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019, January 2020 and January 2022 offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments are denominated in U.S. dollars or Canadian dollars and consist of guaranteed investment certificates (“GICs”) acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs are classified as held to maturity and are accounted for at amortized cost.
Long-term Investments
Long-term investments at March 31, 2022 consist of equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2021 - $886 ). Long-term investments are accounted for as available for sale financial instruments with changes in fair value recorded through net income.

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both March 31, 2022 and December 31, 2021. The Company concluded that there were no impairment indicators related to IPR&D as of March 31, 2022.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2021. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2021, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2022.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Trade payables	$14,026	$5,174
Accrued research and development expenses	52,997	50,963
Employee compensation and vacation accruals	5,869	3,346
Accrued legal and professional fees	941	1,064
Other	2,501	2,220
Total	$76,334	$62,767

Other long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Liability for contingent consideration (note 12)	$1,248	$1,498
Liability from in-licensing agreements	1,150	1,150
Finance lease liability (note 11)	92	100
Total	$2,490	$2,748
8. Shareholders’ Equity
a.Equity Offerings
2022 Public Offering
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $8.00 per common share and 3,340,000 Pre-Funded Warrants (note 8d) in lieu of common shares at $7.9999 per Pre-Funded Warrant. Net proceeds were $107,534, after underwriting discounts, commissions and offering expenses.
b.Authorized
The Company has an unlimited authorized number of voting common shares and preferred shares without par value.

c.Preferred Shares
As of March 31, 2022 and December 31, 2021, no preferred shares were issued or outstanding, respectively.
d.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019, the Company issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 27, 2020, the Company issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 31, 2022 (note 8a), the Company issued 3,340,000 Pre-Funded Warrants at a price of $7.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 3,340,000 common shares of the Company, at an exercise price of $0.0001 per share.
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
The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of March 31, 2022, 978,461 common shares were available for future award grants under the New Plan (December 31, 2021: 952,632 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
On January 5, 2022, the Board approved the "Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan" and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder.
RSUs
During the year-ended December 31, 2020, the Company started granting RSUs to certain employees, which typically vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company's closing stock price on the grant date.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2021	354,269	25.85
Granted	10,400	7.55
Vested and settled	(37,398)	36.95
Forfeited	(114,430)	29.31
Outstanding, March 31, 2022	212,841	21.14
As of March 31, 2022, there was $2,678 of unamortized RSU expense that will be recognized over a weighted average period of 1.34 years.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
Granted	721,685	8.98	7.03
Exercised	(2,112)	7.33	5.78
Forfeited	(263,790)	37.97	29.93
Outstanding, March 31, 2022	2,944,438	20.90	16.71	6.74	25	20

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
Granted	2,417,098	8.67
Exercised	—	—
Forfeited	(931,435)	33.74
Outstanding, March 31, 2022	6,402,577	18.79	8.40	—
During the three months ended March 31, 2022, the Company received cash proceeds of $12 from stock options exercised.
The stock options outstanding at March 31, 2022 expire at various dates from July 1, 2022 to March 9, 2032.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense, general and administration expense and finance expense as follows:

	Three Months Ended March 31,
	2022	2021
Research and development expense:
Stock-based compensation expense (recovery) for equity classified instruments	$(2,747)	$4,336
Change in fair value of liability classified instruments	(474)	(2,513)
	$(3,221)	$1,823
General and administrative expense:
Stock-based compensation expense (recovery) for equity classified instruments	$(2,232)	$4,192
Change in fair value of liability classified instruments	(2,876)	(12,951)
	$(5,108)	$(8,759)
Finance expense (income):
Change in fair value of liability classified instruments	(30)	(66)
	$(30)	$(66)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $604 for the three months ended March 31, 2022 (three months ended March 31, 2021: $606).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	77.3%	81.6%
Risk-free interest rate	1.84%	0.98%
Expected average life of options	5.93 years	6.07 years
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
Dividend yield	0%	0%
Expected volatility	74.8%	86.8%
Risk-free interest rate	2.04%	0.45%
Expected average option term	2.20 years	2.68 years
Number of liability classified stock options outstanding	911,400	1,011,965
At March 31, 2022, the unamortized compensation expense related to unvested options was $31,448. The remaining unamortized compensation expense as of March 31, 2022 will be recognized over a weighted-average period of 1.76 years.
f.Employee Stock Purchase Plan
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three months ended March 31, 2022, the Company recorded compensation expense of $183 (2021: $269) in research and development expense and general and administrative expense accounts. As of March 31, 2022, the total amount contributed by ESPP participants and not yet settled is $475 (December 31, 2021: $1,243).

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended March 31,
	2022	2021

Research support and other payments	$1,916	$644
	$1,916	$644
Since December 31, 2021, there have not been any material changes to the key terms of our collaboration and license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2021.
At March 31, 2022, contract assets from research, collaboration and licensing agreements were nil (December 31, 2021: nil) and contract liabilities were $32,941 (December 31, 2021: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the three months ended March 31, 2022, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three months ended March 31, 2021: nil). Amounts not expected to be recognized as revenue in the next twelve months from March 31, 2022 have been classified as long-term deferred revenue.
10. Other (expense) income, net
Other (expense) income consist of the following:

	Three Months Ended March 31,
	2022	2021
Foreign exchange loss, net	$(362)	$(63)
Other	47	192
	$(315)	$129

11. Leases
The Company leased separate office and laboratory spaces in Vancouver, British Columbia, which expired in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements was completed during the three months ended March 31, 2022. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.

The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2022	December 31, 2021
Operating lease liabilities:
Current portion	$1,122	$1,310
Long-term portion	30,599	30,923
Total operating lease liabilities	31,721	$32,233
Finance lease liabilities:
Current portion included in other current liabilities	27	22
Long-term portion included in other long-term liabilities	92	100
Total finance lease liabilities	119	122
Total lease liabilities	$31,840	$32,355
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 was $960 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$1,977
1 to 2 years	5,139
2 to 3 years	5,230
3 to 4 years	5,335
4 to 5 years	5,171
Thereafter	15,024
Total operating lease payments	37,876
Less:
Imputed interest	(6,155)
Operating lease liabilities	$31,721
As of March 31, 2022, the weighted average remaining lease term is 8.3 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the three months ended March 31, 2022, the Company incurred total operating lease expenses of $3,865, which included lease expenses associated with fixed lease payments of $3,828, and variable payments associated with common area maintenance and similar expenses of $37.
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
The carrying values of cash and cash equivalents, short-term investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at March 31, 2022, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,431	$—	$61,431	$—
Investments:
GICs	25,018	—	25,018	—
Total	$86,449	$—	$86,449	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,387	$—	$61,387	$—
Investments:
GICs	50,741	—	50,741	—
Total	$112,128	$—	$112,128	$—

Liabilities
Liability for contingent consideration (note 13)	1,498			1,498
Total	$1,498	$—	$—	$1,498

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended March 31, 2022	$1,498	$—	$(250)	$1,248

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
At March 31, 2022, the maximum exposure to credit risk for accounts receivable was $4,228 (December 31, 2021: $15,614) and all accounts receivable are due within the next 12 months. As at March 31, 2022 and December 31, 2021, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2022 , the Company’s net monetary assets denominated in Canadian dollars were $336 (C$486).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s interim condensed consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s interim condensed consolidated financial statements.
13. Commitments and Contingencies
Commitments
The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance that limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to indemnification obligations for any period presented in the interim condensed consolidated financial statements.
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of March 31, 2022, the contingent consideration had an estimated fair value of $1,248, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2021: $1,498). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
14. Restructuring
In January 2022, the Company started implementing a restructuring program (the "Restructuring") as part of its renewed focus on achieving its key strategic priorities and to help create a more cost-efficient organization in order to execute on its strategic priorities. In connection with the Restructuring, the Company made changes to its management team and reduced headcount by approximately 25% as of March 31, 2022 compared to December 31, 2021. During the three months ended March 31, 2022, the Company recorded the following costs for the Restructuring:

•employee severance and termination benefits of $4,937;
•an offsetting non-cash reversal of previously recognized stock-based compensation expenses for unvested stock and RSU awards of $10,381; and
•other restructuring charges primarily related to accelerated depreciation and accelerated recognition of rent expense in relation to the shutdown of certain facilities of $3,266 and early termination of certain service contracts of $1,274.
Of the net charges, $5,542 expense and $5,516 recovery of stock-based compensation were recorded in research and development expenses, and $3,935 expense and $4,865 stock-based compensation recovery were recorded in general and administrative expenses in the accompanying statements of operations and comprehensive loss.
As of March 31, 2022 the net outstanding liability related to employee severance termination benefits and other contract liabilities was approximately $5,966. The Company recognized the majority of these charges during the three months ended March 31, 2022 and does not expect to incur any material additional costs related to the Restructuring.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022 and with the securities commissions in all provinces and territories of Canada on February 24, 2022. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Throughout this discussion, unless the context specifies or implies otherwise, the terms “Zymeworks,” “we,” “us,” and “our” refer to Zymeworks Inc. and its subsidiaries.

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
Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships and collaborations with the following pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc. (“Exelixis”)), and Atreca, Inc. (“Atreca”).
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
•select and advance two new ADC or multispecific product candidates leveraging Zymeworks’ novel, therapeutic platforms (Azymetric™, ZymeLink™, EFECT™ and ProTECT™) to Investigational New Drug ("IND") enabling studies to provide the ability to submit two IND applications by the end of 2024;
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2022, we received $910.5 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2022, we had $300.5 million of cash resources consisting of cash, cash equivalents and short-term investments.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2022, combined with certain existing collaboration payments we anticipate receiving, will enable us to fund our planned operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $72.6 million for the three months ended March 31, 2022 and through March 31, 2022, we had an accumulated deficit of $755.7 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
COVID-19:
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
Also in April 2022, Zymeworks, in conjunction with its Asia-Pacific partner BeiGene, announced the acceptance of abstracts and plans to present data at the upcoming ASCO meeting in June on the first-line treatment of patients with HER2+ metastatic breast cancer using zanidatamab plus chemotherapy and on the first-line treatment of patients with HER2+ metastatic GEA using zanidatamab in combination with chemotherapy and tislelizumab.
ZW49 Clinical Program:
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

Preclinical Programs:
In March 2022, we presented information on our topoisomerase 1 inhibitor (“TOPO1i”) ADC technology at the World ADC London conference. The presentation highlighted preclinical data and the development of our TOPO1i-based payload technology to be used in conjunction with our auristatin-based payload technology in the generation of fit-for-purpose and indication-specific ADCs.
Licensing and Collaboration Agreements:
In April 2022, Atreca announced a licensing agreement with Zymeworks to utilize our ZymeLink technology to develop novel ADCs. We received an undisclosed upfront payment in association with this licensing agreement in conjunction with future option exercise fees and development, regulatory, and commercial milestones as well as tiered royalties on net sales of any licensed products at single-digit royalty rates.
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
On January 19, 2022, we announced a restructuring of our workforce (the “Restructuring”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. We took these steps as part of our renewed focus on achieving our key strategic priorities and to help create a more cost-efficient organization in order to execute on our strategic priorities. In connection with the Restructuring, we announced changes in our leadership, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company. As of March 31, 2022, we had exceeded the previously announced workforce reduction of 25%, ahead of schedule. The Company has incurred other restructuring charges in connection with the reduction in workforce which are disclosed in note 14 of our interim condensed financial statements included in this Quarterly Report on Form 10-Q. The Company recognized the majority of these charges during the three months ended March 31, 2022 and does not expect to incur any material additional costs related to the Restructuring.
On February 24, 2022, we announced the appointment of Dr. Christopher Astle to the role of Senior Vice President and Chief Financial Officer of the Company. Dr. Astle succeeds Mr. Klompas in the role of Chief Financial Officer. Following Dr. Astle’s appointment, Mr. Klompas has continued in his position as the Company’s Chief Operating Officer.
Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships and collaborations, including with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, and Iconic, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. (Per an amendment of a sublicensing agreement between Iconic and Exelixis in December 2021, Iconic notified us that they will receive a one-time fee from Exelixis in exchange for all future milestones for Iconic’s ICON-2 program. As such, we will receive a share of this payment to Iconic. We continue to be eligible to receive future royalties pursuant to our agreement with Iconic.) In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our strategic partnerships and collaboration agreements, we have received over $240.0 million to date in the form of non-refundable upfront payments and milestone payments. In addition, under our active strategic partnerships and collaboration agreements, we are eligible to receive up to $2.9 billion in preclinical and development milestone payments and $6.1 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements, since December 31, 2021. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Our research and development expenses may increase in the future as we continue to develop our platforms and product candidates.
General and Administrative Expense
General and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs and other expenses. Our general and administrative expenses may increase in the future as we expand our infrastructure to support our ongoing research and development activities.
Other Income (Expense)
Other income (expense) primarily consists of interest income and foreign exchange gain (loss).
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2021.
Our management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these interim condensed consolidated financial statements requires us to make estimates, judgments and assumptions that are inherently uncertain that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the interim condensed consolidated financial statements prospectively from the date of the change in estimate.
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2022 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including current and potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our interim condensed consolidated financial statements. While there was no material impact to our interim condensed consolidated financial statements as of and for the three months ended March 31, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2022 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	(dollars in millions)
Revenue from research and collaborations	$1.9	$0.6	$1.3	217%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $1.3 million in the three months ended March 31, 2022 compared to the same period in 2021. Revenue for the three months ended March 31, 2022 included $1.9 million from our partners for research support and other payments. Revenue for the same period in 2021 included $0.6 million from our partners for research support and other payments.
Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	(dollars in millions)
Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$38.6	$16.6	$22.0	133%
ZW49	1.6	4.4	(2.8)	(64)%
Preclinical and other research programs	0.5	3.4	(2.9)	(85)%
	40.7	24.4	16.3	67%
Unallocated departmental research and development expenses:
Salaries and benefits	18.3	13.1	5.2	40%
Stock-based compensation (recovery) expense	(3.2)	1.8	(5.0)	(278)%
Other unallocated expenses	6.7	5.0	1.7	34%
Research and development expense	$62.5	$44.3	$18.2	41%
Research and development expense increased by $18.2 million in the three months ended March 31, 2022 compared to the same period in 2021. For the three months ended March 31, 2022, research and development expense included non-cash stock-based compensation recovery of $3.2 million comprised of a $2.7 million recovery from equity classified awards (three months ended March 31, 2021 – $4.3 million expense) and a $0.5 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2021 - recovery of $2.5 million). Excluding stock-based compensation expense, research and development expense increased by $23.2 million or 55% in 2022 compared to 2021. The increase related primarily to higher clinical trial expenses for zanidatamab, increased drug manufacturing expenses, severance and other expenses incurred due to the Company's Restructuring program, partly offset by lower clinical trial expense for ZW49.

General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	(dollars in millions)
Salaries and benefits	$7.9	$6.5	$1.4	22%
Stock-based compensation recovery	(5.1)	(8.8)	3.7	42%
Professional fees, consulting and business insurance	3.7	3.1	0.6	19%
Other general and administrative expenses	5.6	0.5	5.1	1,020%
General and administrative expense	$12.1	$1.3	$10.8	831%
General and administrative expense increased by $10.8 million for the three months ended March 31, 2022 compared to the same period in 2021. For the three months ended March 31, 2022, general and administrative expense included non-cash stock-based compensation recovery of $5.1 million comprised of a $2.2 million recovery from equity classified awards (three months ended March 31, 2021 – $4.2 million expense) and a $2.9 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2021 – recovery of $13.0 million). Excluding stock-based compensation, general and administrative expense increased by $7.1 million or 70% in 2022 compared to 2021. This increase was primarily due to severance and other expenses incurred due to the Company's Restructuring program in 2022 as well as a non-recurring sales tax refund recognized in 2021, which partially offset expenses in the same period in 2021.
Other Income (Expense), net

	Three Months Ended March 31,		Increase/ (Decrease)
	2022	2021
	(dollars in millions)
Other income, net	$—	$0.9	$(0.9)	(100)%
Other income, net decreased by $0.9 million for the three months ended March 31, 2022 compared to the same period in 2021. Other income, net for 2022 included primarily $0.3 million in interest income and $0.3 million in foreign exchange loss and other miscellaneous amounts. Other income, net for the three months ended March 31, 2021 primarily included $0.7 million in interest income and a $0.1 million net foreign exchange loss and other miscellaneous amounts.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
On January 31, 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option), at $8.00 per common share and 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were approximately $107.7 million, after underwriting discounts, commissions and estimated offering expenses.
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

As of March 31, 2022, we had $300.5 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(55.4)	$(40.8)
Investing activities	20.6	76.8
Financing activities	108.6	2.1
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net change in cash and cash equivalents	$73.7	$37.9
Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $55.4 million compared to $40.8 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher clinical trial expenses for zanidatamab and increased drug manufacturing expenses as well as, severance and other expenses incurred due to the Company's Restructuring program, partly offset by lower clinical trial expense for ZW49 and deprioritized research projects.
Investing Activities
Net cash provided by investing activities for the three month period ended March 31, 2022 was primarily related to redemptions of short-term investments in marketable securities of $25.3 million partially offset by cash outflows of $4.7 million for the acquisition of property and equipment in relation to our new office and lab spaces in Canada and an increase in intangible assets including software implementation costs. Net cash provided by investing activities for the three month period ended March 31, 2021 was primarily related to redemptions of short-term investments in marketable securities of $77.5 million partially offset by cash outflows of $0.7 million for the acquisition of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 included $107.7 million relating to net proceeds from our January 2022 public offering of equity securities and $0.9 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2021 included net proceeds of $1.3 million from stock option exercises and $0.8 million from the issuance of common shares in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.

Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II, Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties - We may not realize the anticipated benefits of our strategic partnerships”.
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
If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. A deterioration in the equity or credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive.
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.
Outstanding Share Data
As of May 2, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 57,771,204 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 2, 2022, we had 8,581,961 common shares issuable pursuant to 8,581,961 pre-funded warrants, 4,023,868 common shares issuable pursuant to 4,023,868 exercisable outstanding stock options and 4,709,137 common shares issuable pursuant to 4,709,137 outstanding options that were not exercisable at that date and 203,733 outstanding restricted stock units.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalent and short-term investments. At March 31, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $300.5 million and $252.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At March 31, 2022, our net monetary assets denominated in Canadian dollars were $0.3 million (C$0.5 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our interim condensed consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a nominal foreign exchange gain (loss) in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the three months ended March 31, 2022.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
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
We are currently evaluating zanidatamab in Phase 1, 2, and 3 clinical trials and ZW49 in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. While we anticipate submitting a Biologics License Application (“BLA”) to the FDA in 2023 for zanidatamab in patients with previously-treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If our clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, we may not realize all the benefits associated with the Fast Track designation. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures.
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
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations and risk management methods, among other considerations, to meet user fee commitments and goal dates as well as plans toward resuming standard operational levels. Additional policies or changes to current policies may be implemented in the future. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Even if we obtain orphan drug exclusivity for zanidatamab, or for any other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we are unable to manufacture sufficient supply of our product to meet the needs of patients, the FDA can withdraw our orphan exclusive marketing rights or approve another marketing application for the same drug product before the expiration of the exclusivity period.
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
Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those of our CROs and our other third-party service providers may utilize may be vulnerable to attacks by hackers or viruses or breached, interrupted or compromised due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). Any such breach, incident, or interruption could compromise systems and networks used in our business and lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, there is no guarantee that we or our third-

party service providers can protect our systems or networks or other systems or networks used in our business from security breaches, incidents, or compromises. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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
In addition, U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado, Utah and Virginia. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the European Union (“EU”) standard contractual clauses (“EU SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Also, the EU has issued updated EU SCCs, and the UK has issued its own standard contractual clauses (the “UK SCCs”), that are required to be implemented over time. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal information from the EEA and other regions, including the UK, to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised EU SCCs and new UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
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
Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in the rate of inflation and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, conflict between Russia and Ukraine or as a result of a global pandemic such as the COVID-19 pandemic. Our business could also be impacted by volatility caused by geopolitical events such as the evolving situation in Ukraine.
If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine;
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
Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a necessity to replace current third parties, resulting in the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.
We have received an unsolicited, non-binding proposal from an existing investor to purchase our company.
On April 28, 2022, All Blue Falcons FZE (“All Blue Falcons”), an existing shareholder, submitted an unsolicited, non-binding proposal to purchase our company for $10.50 per share in cash. Our board of directors is carefully reviewing this proposal to determine the course of action it believes is in the best interests of our company and our shareholders. At this time, no formal offer has been made by All Blue Falcons and we cannot predict whether a formal offer will be made. Reviewing this matter may divert management’s and our board of directors’ attention and may require us to incur significant costs related to our engagement of advisors. Moreover, the pendency of All Blue Falcons’ proposal may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, partners, suppliers and other constituencies important to our success or delay certain initiatives, transactions or the like that we are pursuing. Any of the foregoing could materially and negatively impact our business and financial results. The price of our common stock could be subject to price fluctuations due to the uncertainty associated with the non-binding proposal.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2020 and 2021 and for the three months ended March 31, 2022 was $180.6 million, $211.8 million and $72.6 million, respectively. As of March 31, 2022, our accumulated deficit was approximately $755.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. In January 2022, we began implementing a Company-wide reduction in workforce to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. The target of the reduction in workforce was to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded the previously announced workforce reduction of 25%, ahead of schedule; however, the full scope, scale and impact of the reduction in workforce is not yet known.
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
In January 2022, we announced a plan to reduce our workforce to reflect our renewed focus on key priorities and enable us to help achieve a more cost-efficient organization necessary to execute on those priorities. The target of the reduction in workforce was to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded the previously announced workforce reduction of 25%, ahead of schedule; however, the full scope, scale and impact of the reduction in workforce is not yet known. In January 2022, we also announced our key strategic priorities for 2022 and 2023.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our Board of Directors, Chief Executive Officer and President, Neil Klompas, our Chief Operating Officer, Neil Josephson, our Chief Medical Officer, Christopher Astle, our Chief Financial Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
Retention and any future recruitment of qualified scientific, technical, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, we will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing key senior managers and employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. The reduction in workforce announced in January 2022 may also make retention of our current personnel both more important and more challenging. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and commercialization plans and strategies, we may need to grow or modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of March 31, 2022, we had 327 full-time employees. In January 2022, we announced a plan to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded that 25% target. However, as we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•fluctuations in the valuation of companies in the biotechnology industry or otherwise perceived by investors to be comparable to us;
•the pendency of All Blue Falcons' unsolicited, non-binding proposal to acquire our company;
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
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own) approximately 11.9% of our outstanding common shares as of March 31, 2022 (3.0% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 1.6% of our outstanding common shares as of March 31, 2022. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Notice of Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A, originally filed with the SEC on May 2, 2022).

3.2	Form of Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 (File No. 333-217100), originally filed with the SEC on April 17, 2017).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022).

4.2	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 27, 2022).

10.1#
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

10.4#	Inducement Stock Option and Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K originally filed with the SEC on January 5, 2022).

10.5#
Separation Agreement and Release by and between the Company and James Priour, dated February 4, 2022 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022).

10.6#
Separation Agreement and Release by and between the Company and Kathryn O’Driscoll, dated March 4, 2022 (incorporated by reference to Exhibit 10.70 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A, originally filed with the SEC on May 2, 2022).

10.7#
Separation Agreement and Release by and between the Company and Anthony Polverino, dated March 14, 2022 (incorporated by reference to Exhibit 10.69 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A, originally filed with the SEC on May 2, 2022).

10.8#
Amended and Restated Employment Agreement by and between the Company and Christopher Astle, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on February 25, 2022).

10.9#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on March 9, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Interim Condensed Consolidated Balance Sheets at March 31, 2022 (unaudited) and December 31, 2021 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2022 and 2021 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three month periods ended March 31, 2022 and 2021 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
	Date:	May 4, 2022

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 4, 2022