Form 10-Q
period 2022-06-30
Zymeworks Inc.
filed 2022-08-04
CIK 1403752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of August 2, 2022 was 57,892,785.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

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
•the impact of the COVID-19 pandemic on our business and operations; and
•the timing, completion, expected benefits and other impacts of our proposed transaction to become a Delaware corporation (the “Redomicile Transactions”).
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
i

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
•expected benefits of the Redomicile Transactions may not materialize as expected or at all;
•failure to obtain required security holder approvals, or regulatory, stock exchange or other third party approvals for our proposed Redomicile Transactions or the failure of the Redomicile Transactions to be completed for any other reason (or to be completed in a timely manner);
•unanticipated tax consequences in connection with the Redomicile Transactions;
•negative publicity resulting from the Redomicile Transactions and its potential effect on our business and market price of our common shares;
•costs related to the Redomicile Transactions could be greater than expected;
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
•our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies may make our common shares less attractive to investors;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2022

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,649	$201,867
Short-term investments (note 5)	43,184	50,741
Accounts receivable	4,196	15,614
Prepaid expenses and other current assets	17,037	19,998
Total current assets	263,066	288,220
Deferred financing fees	1,290	1,214
Long-term investments (note 5)	886	886
Long-term prepaid assets	16,078	12,490
Deferred tax asset	2,613	3,070
Property and equipment, net	26,157	22,783
Operating lease right-of-use assets	23,321	26,987
Intangible assets, net	5,913	3,838
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$368,968	$389,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$76,685	$62,767
Fair value of liability classified stock options	679	7,754
Current portion of operating lease liability (note 11)	2,725	1,310
Other current liabilities	—	22
Total current liabilities	80,089	71,853
Long-term portion of operating lease liability (note 11)	29,170	30,923
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,900	2,748
Deferred tax liability	1,586	1,573
Total liabilities	146,686	140,038
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at June 30, 2022 and December 31, 2021, respectively; 57,772,461 and 46,633,935 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (note 8)	826,497	741,147
Additional paid-in capital	222,792	197,710
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(820,348)	(683,104)
Total shareholders’ equity	222,282	249,094
Total liabilities and shareholders’ equity	$368,968	$389,132
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Research and development collaborations (note 9)	$5,442	$1,771	$7,358	$2,415
Operating expenses:
Research and development	56,022	50,711	118,532	94,994
General and administrative	15,243	19,945	27,335	21,241
Total operating expenses	71,265	70,656	145,867	116,235
Loss from operations	(65,823)	(68,885)	(138,509)	(113,820)
Other income:
Interest income	436	588	738	1,329
Other income, net (note 10)	759	341	444	470
Total other income, net	1,195	929	1,182	1,799
Loss before income taxes	(64,628)	(67,956)	(137,327)	(112,021)
Income tax recovery (expense)	9	434	83	(91)
Net loss and comprehensive loss	$(64,619)	$(67,522)	$(137,244)	$(112,112)

Net loss per common share (note 4):
Basic	$(0.97)	$(1.31)	$(2.15)	$(2.18)
Diluted	$(0.97)	$(1.31)	$(2.15)	$(2.42)

Weighted-average common shares outstanding (note 4):
Basic	66,353,279	51,422,066	63,874,097	51,395,015
Diluted	66,354,784	51,422,066	63,880,076	52,068,506

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2022	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common shares on exercise of options	2,112	20	—	—	(8)	12
Issuance of common shares through employee stock purchase plan	61,801	1,361	—	—	—	1,361
Issuance of common shares upon vesting of restricted stock units (“RSUs”)	37,398	1,382	—	—	(1,382)	—
Stock-based compensation (recovery)	—	—	—	—	(2,932)	(2,932)
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8d)	11,035,000	82,549	—	—	24,985	107,534
Net loss	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444
Issuance of common shares on exercise of options	1,257	11	—	—	(4)	7
Issuance of common shares upon vesting of RSUs	958	27	—	—	(27)	—
Stock-based compensation expense	—	—	—	—	4,450	4,450
Net loss	—	—	(64,619)	—	—	(64,619)
Balance at June 30, 2022	57,772,461	$826,497	$(820,348)	$(6,659)	$222,792	$222,282

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units RSUs	23,956	843	—	—	(843)	—
Stock-based compensation expense	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145
Issuance of common shares on exercise of options	67,583	$1,218	$—	$—	$(455)	$763
Issuance of common shares upon vesting of RSUs	2,266	86	—	—	(86)	—
Stock-based compensation expense	—	—	—	—	11,086	11,086
Net loss	—	—	(67,522)	—		(67,522)
Balance at June 30, 2021	46,234,737	$730,311	$(583,373)	$(6,659)	$181,193	$321,472

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(137,244)	$(112,112)
Items not involving cash:
Depreciation of property and equipment	3,683	1,945
Amortization of intangible assets	320	2,180
Stock-based compensation (recovery) expense	(5,282)	6,400
Amortization of operating lease right-of-use assets	3,500	1,255
Deferred income tax expense (recovery)	470	(405)
Change in fair value of contingent consideration liability	(250)	31
Change in fair value of investments in equity instruments	—	(167)
Unrealized foreign exchange (gain) loss	(434)	921
Changes in non-cash operating working capital:
Accounts receivable	11,476	6,133
Prepaid expenses and other current assets	(127)	(10,000)
Accounts payable and accrued liabilities	13,550	10,339
Operating lease liabilities	102	2,325
Net cash used in operating activities	(110,236)	(91,155)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (notes 8a, 8d)	107,534	—
Issuance of common shares on exercise of stock options (note 8f)	19	2,084
Issuance of common shares through employee stock purchase plan	863	829
Deferred financing fees	(76)	(128)
Finance lease payments	(9)	(8)
Net cash provided by financing activities	108,331	2,777
Cash flows from investing activities:
Net redemptions of short-term investments	7,094	106,573
Acquisition of property and equipment	(6,821)	(2,447)
Acquisition of intangible assets	(1,629)	(40)
Net cash (used in) provided by investing activities	(1,356)	104,086
Effect of exchange rate changes on cash and cash equivalents	43	(585)
Net change in cash and cash equivalents	(3,218)	15,123
Cash and cash equivalents, beginning of period	201,867	242,036
Cash and cash equivalents, end of period	$198,649	$257,159
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$72	$21,279
Acquisition of property and equipment in accounts payable and accrued liabilities	1,003	1,281
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.
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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these interim condensed consolidated financial statements. While there was no material impact to the Company’s interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders:
Basic	$(64,619)	$(67,522)	$(137,244)	$(112,112)
Adjustment for change in fair value of liability classified stock options	(2)	—	(199)	(13,732)
Diluted	$(64,621)	$(67,522)	$(137,443)	$(125,844)

Denominator:
Weighted-average common shares outstanding:
Basic	66,353,279	51,422,066	63,874,097	51,395,015
Adjustment for dilutive effect of liability classified stock options	1,505	—	5,979	673,491
Diluted	66,354,784	51,422,066	63,880,076	52,068,506

Net loss per common share – basic	$(0.97)	$(1.31)	$(2.15)	$(2.18)
Net loss per common share – diluted	$(0.97)	$(1.31)	$(2.15)	$(2.42)
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
Long-term Investments
Long-term investments at June 30, 2022 consist of equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2021 - $886). Long-term investments are accounted for as available for sale financial instruments with changes in fair value recorded through net income.

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both June 30, 2022 and December 31, 2021. The Company concluded that there were no impairment indicators related to IPR&D as of June 30, 2022.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2021. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2021, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2022.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Trade payables	$5,889	$5,174
Accrued research and development expenses	56,983	50,963
Employee compensation and vacation accruals	8,292	3,346
Accrued legal and professional fees	2,167	1,064
Other	3,354	2,220
Total	$76,685	$62,767

Other long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Liability for contingent consideration (note 12)	$1,248	$1,498
Liability from in-licensing agreements	850	1,150
Finance lease liability (note 11)	113	100
Other	689	—
Total	$2,900	$2,748
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
b.Authorized
The Company has an unlimited authorized number of voting common shares, preferred shares and Series A Participating Preferred Shares, all without par value.

c.Preferred Shares
As of June 30, 2022 and December 31, 2021, no preferred shares were issued or outstanding, respectively.
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
e.Adoption of a Shareholder Rights Plan
On June 9, 2022, the board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding common share of the Company to shareholders of record as of the close of business on June 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Share, of the Company, at an exercise price of $74.00, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the “Rights Plan”), dated as of June 9, 2022, between the Company and Computershare Trust Company, N.A., as rights agent.
In general terms, the Rights Plan works by imposing a significant penalty upon any person or group that acquires 10 percent or more (or 20 percent or more in the case of certain institutional investors who report their holdings on Schedule 13G) of the common shares without the approval of the board of directors. As a result, the overall effect of the Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving the Company that is not approved by the board of directors. However, neither the Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the board of directors. The issuance of Rights does not affect reported earnings per share.
f.Stock-Based Compensation
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
New Stock Option and Equity Compensation Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. On March 4, 2020, the board of directors approved certain minor amendments to the New Plan that did not require shareholder approval.
The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of June 30, 2022, 2,834,664 common shares were available for future award grants under the New Plan (December 31, 2021: 952,632 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
On January 5, 2022, board of directors approved the “Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan” and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of June 30, 2022, 250,000 common shares were available for future award grants under this plan.
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

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2021	354,269	25.85
Granted	10,400	7.55
Vested and settled	(38,356)	27.00
Forfeited	(138,630)	36.73
Outstanding, June 30, 2022	187,683	21.76
As of June 30, 2022, there was $1,890 of unamortized RSU expense that will be recognized over a weighted average period of 1.18 years.
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
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
Granted	838,035	8.78	6.88
Exercised	(3,369)	7.30	5.78
Forfeited	(852,789)	27.48	21.60
Outstanding, June 30, 2022	2,470,532	19.83	15.40	6.65	—	—
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
Granted	2,484,248	8.59
Exercised	—	—
Forfeited	(1,857,939)	27.64
Outstanding, June 30, 2022	5,543,223	18.18	8.58	—
During the six months ended June 30, 2022, the Company received cash proceeds of $19 from stock options exercised.
The stock options outstanding at June 30, 2022 expire at various dates from July 1, 2022 to June 9, 2032.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense:
Stock-based compensation expense (recovery) for equity classified instruments	$1,971	$5,790	$(776)	$10,126
Change in fair value of liability classified instruments	(300)	245	(774)	(2,268)
	$1,671	$6,035	$(1,550)	$7,858
General and administrative expense:
Stock-based compensation expense (recovery) for equity classified instruments	$1,281	$5,296	$(951)	$9,488
Change in fair value of liability classified instruments	(163)	1,545	(3,039)	(11,406)
	$1,118	$6,841	$(3,990)	$(1,918)
Finance expense (income):
Change in fair value of liability classified instruments	(2)	8	(32)	(58)
	$(2)	$8	$(32)	$(58)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $477 and recovery of $126 for the three and six months ended June 30, 2022 (2021: $718 and $1,324).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Dividend yield	0%	0%
Expected volatility	77.3%	80.9%
Risk-free interest rate	1.89%	0.98%
Expected average life of options	5.94 years	6.05 years
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

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Dividend yield	0%	0%
Expected volatility	73.3%	75.9%
Risk-free interest rate	3.09%	0.59%
Expected average option term	2.01 years	2.53 years
Number of liability classified stock options outstanding	811,069	1,011,965
At June 30, 2022, the unamortized compensation expense related to unvested options was $22,480. The remaining unamortized compensation expense as of June 30, 2022 will be recognized over a weighted-average period of 1.66 years.
g.Employee Stock Purchase Plan
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2022, the Company recorded compensation expense of $107 and $290 (2021: $249 and $518) in research and development expense and general and administrative expense accounts. As of June 30, 2022, the total amount contributed by ESPP participants and not yet settled is $739 (December 31, 2021: $1,243).

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Atreca, Inc. (“Atreca”)
Research license fee relating to licensing agreement	$5,000	$—	$5,000	$—

Research support and other payments	442	1,771	2,358	2,415
	$5,442	$1,771	$7,358	$2,415
Since December 31, 2021, there have not been any material changes to the key terms of our collaboration and license agreements with the exception of a new licensing agreement with Atreca as described below. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2021.
In April 2022, the Company entered into a new licensing agreement with Atreca granting Atreca a worldwide, royalty-bearing license to research, develop and commercialize novel ADCs. The Company is eligible to receive up to $210.0 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $540.0 million in commercial milestone payments, as well as tiered royalties on worldwide sales. The Company's performance obligations in relation to the research license fee of $5.0 million were met by June 30, 2022. Accordingly, the research license fee was recognized as revenue during the three and six months ended June 30, 2022.
At June 30, 2022, contract assets from research, collaboration and licensing agreements were $3,000, which is presented within accounts receivable (December 31, 2021: nil) and contract liabilities were $32,941 (December 31, 2021: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the three and six months ended June 30, 2022, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three and six months ended June 30, 2021: nil). Amounts not expected to be recognized as revenue in the next twelve months from June 30, 2022 have been classified as long-term deferred revenue.
10. Other income, net
Other income, net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign exchange gain, net	$723	$435	$361	$372
Other	36	(94)	83	98
	$759	$341	$444	$470

11. Leases
The Company leased separate office and laboratory spaces in Vancouver, British Columbia, which expired in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements was completed during the six months ended June 30, 2022. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion	$2,725	$1,310
Long-term portion	29,170	30,923
Total operating lease liabilities	31,895	$32,233
Finance lease liabilities:
Current portion included in other current liabilities	—	22
Long-term portion included in other long-term liabilities	113	100
Total finance lease liabilities	113	122
Total lease liabilities	$32,008	$32,355
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 was $2,128 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$3,942
1 to 2 years	5,079
2 to 3 years	5,197
3 to 4 years	5,244
4 to 5 years	4,586
Thereafter	13,807
Total operating lease payments	37,855
Less:
Imputed interest	(5,960)
Operating lease liabilities	$31,895
As of June 30, 2022, the weighted average remaining lease term is 8.0 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the six months ended June 30, 2022, the Company incurred total operating lease expenses of $4,997 (2021: $2,378), which included lease expenses associated with fixed lease payments of $4,837 (2021: $2,176), and variable payments associated with common area maintenance and similar expenses of $160 (2021: $202).
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
The carrying values of cash and cash equivalents, short-term investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at June 30, 2022, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,567	$—	$61,567	$—
Investments:
GICs	43,184	—	43,184	—
Total	$104,751	$—	$104,751	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,387	$—	$61,387	$—
Investments:
GICs	50,741	—	50,741	—
Total	$112,128	$—	$112,128	$—

Liabilities
Liability for contingent consideration (note 13)	1,498	—	—	1,498
Total	$1,498	$—	$—	$1,498

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended June 30, 2022	$1,248	$—	$—	$1,248
Six months ended June 30, 2022	$1,498	$—	$(250)	$1,248

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
At June 30, 2022, the maximum exposure to credit risk for accounts receivable was $4,196 (December 31, 2021: $15,614) and all accounts receivable are due within the next 12 months. As at June 30, 2022 and December 31, 2021, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2022, the Company’s net monetary assets denominated in Canadian dollars were $4,535 (C$7,755).
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of June 30, 2022, the contingent consideration had an estimated fair value of $1,248, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2021: $1,498). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
14. Restructuring
In January 2022, the Company started implementing a restructuring program (the “Restructuring”) as part of its renewed focus on achieving its key strategic priorities and to help create a more cost-efficient organization in order to execute on its strategic priorities. In connection with the Restructuring, the Company made changes to its management team and reduced headcount by approximately 25% as of June 30, 2022 compared to December 31, 2021. During the six months ended June 30, 2022, the Company recorded the following costs for the Restructuring:

•employee severance and termination benefits of $5,317;
•an offsetting non-cash reversal of previously recognized stock-based compensation expenses for unvested stock and RSU awards of $10,381; and
•other restructuring charges primarily related to accelerated depreciation and accelerated recognition of rent expense in relation to the shutdown of certain facilities of $3,266 and early termination of certain service contracts of $1,286.
Of the net charges, $6,249 expense and $5,516 recovery of stock-based compensation were recorded in research and development expenses, and $3,620 expense and $4,865 stock-based compensation recovery were recorded in general and administrative expenses in the accompanying statements of operations and comprehensive loss.
As of June 30, 2022 the net outstanding liability related to employee severance termination benefits and other contract liabilities was approximately $3,479. The Company recognized the majority of these charges during the six months ended June 30, 2022 and does not expect to incur any material additional costs related to the Restructuring.

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
Our second product candidate, zanidatamab zovodotin (ZW49), combines the unique design of zanidatamab with our ZymeLink antibody-drug conjugate (“ADC”) platform, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and antitumor activity of zanidatamab zovodotin is currently ongoing.
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
Our Azymetric, EFECT and ZymeLink therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships and collaborations with the following pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc.), and Atreca, Inc. (“Atreca”).
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a leader in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•fully recruit the HERIZON-BTC-01 pivotal clinical study for zanidatamab by mid-2022 (achieved April 2022);
•fully recruit the HERIZON-GEA-01 pivotal clinical study for zanidatamab by the end of 2023;
•complete or close out other ongoing early-stage clinical studies for zanidatamab as data become available, and use these data to identify and support strategic decisions regarding future clinical development opportunities beyond the ongoing pivotal clinical studies;
•finalize a clear clinical development path for zanidatamab zovodotin based on additional clinical data expected in the second half of 2022 from the ongoing Phase 1 clinical trial;
•select and advance two new ADC or multispecific product candidates leveraging Zymeworks’ novel, therapeutic platforms (Azymetric™, ZymeLink™, EFECT™ and ProTECT™) to Investigational New Drug (“IND”) enabling studies to provide the ability to submit two IND applications by the end of 2024;
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

Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2022, we received $910.5 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2022, we had $241.8 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2022, combined with certain existing collaboration payments we anticipate receiving, will enable us to fund our planned operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $137.2 million for the six months ended June 30, 2022 and through June 30, 2022, we had an accumulated deficit of $820.3 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. A lack of coordinated responses on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus. For example, new waves of infections from several COVID-19 subvariants have in some cases led to record infections and increased hospitalizations and fatalities in certain geographic regions. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions that may result from future waves or cycles of outbreaks, including impacts to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business and review our current policies to protect the well-being of our employees and their families in the event of any changes in government restrictions and to ensure the continuity of our operations. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In April 2022, we announced the last patient enrolled in HERIZON-BTC-01, a global pivotal clinical trial evaluating the antitumor activity of zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC.
In June 2022, we, in conjunction with our Asia-Pacific partner BeiGene, presented Phase 2 clinical data at the American Society for Clinical Oncology (ASCO) Annual Meeting. The two presentations included data on the first-line treatment of patients with

HER2+ metastatic breast cancer using zanidatamab plus chemotherapy and on the first-line treatment of patients with HER2+ metastatic GEA using zanidatamab in combination with chemotherapy and BeiGene’s anti-PD1 tislelizumab. Both regimens exhibited promising response rates and, overall, were well tolerated in patients.
In August 2022, we announced that we expect top-line data from our HERIZON-BTC-01 pivotal clinical trial of zanidatamab monotherapy for the treatment of metastatic or advanced HER2-amplified biliary tract cancer to be available before the end of 2022, and anticipate presenting comprehensive clinical data from this study in the first half of 2023. In addition, we expect to present interim results from our Phase 2 study of zanidatamab in previously-treated locally advanced or metastatic HER2-positive, hormone receptor positive breast cancer in combination with Pfizer's Ibrance (palbociclib) and fulvestrant before year-end 2022. We also anticipate presenting updated clinical data in the first half of 2023 from our Phase 2 study of zanidatamab in combination with chemotherapy in first-line locally advanced or metastatic HER2-positive GEA, previously presented at the European Society for Medical Oncology (ESMO) Annual Meeting in 2021.
Zanidatamab Zovodotin Clinical Program:
In our ongoing zanidatamab zovodotin Phase 1 dose-escalation study, the expansion cohorts evaluating 2.5 mg/kg every three weeks have completed enrollment of 30 patients. In parallel, we continue to evaluate an expansion cohort evaluating dosing at 1.5 mg/kg weekly and continue to enroll into the escalation cohort evaluating 1.75mg/kg weekly. Patient enrollment continues to progress well in both the weekly expansion and escalation cohorts. We anticipate presenting preliminary results from the zanidatamab zovodotin Phase 1 study in September 2022 at the ESMO Annual Meeting, which results are expected to cover a basket cohort of HER2+ cancers, including GEA, breast cancer, and other solid tumors.
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
In August 2022, we announced the lead preclinical product candidates, ZW191 and ZW171, for our Early Research & Development (“ER&D”) program as well as timing for an ER&D update, which is scheduled to be held in New York City on October 20, 2022. Our lead ADC preclinical product candidate, ZW191, is an antibody-drug conjugate (target undisclosed) with a novel TOPO1i based payload that we believe may be competitive in areas with high unmet clinical need, such as ovarian cancer and other gynecological cancers. Similarly, our lead multispecific preclinical product candidate, ZW171, a novel and differentiated bispecific T-cell engaging antibody (target undisclosed) generated utilizing our Azymetric bispecific platform, targets the potential treatment of patients in multiple solid tumor indications. These two preclinical product candidates will be highlighted along with other preclinical product candidates at the ER&D update in October.
Licensing and Collaboration Agreements:
In April 2022, Atreca announced a licensing agreement with us to utilize our ZymeLink technology to develop novel ADCs. We recognized a $5.0 million research license fee payment in association with this licensing agreement in conjunction with future option exercise fees and development, regulatory, and commercial milestones as well as tiered royalties on net sales of any licensed products at single-digit royalty rates.
Financing Activities:
On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional shares, and, in lieu of common shares, to certain investors, pre-funded warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded warrants were sold at a price of $7.9999 per pre-funded warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in the United States pursuant to our final prospectus, dated January 26, 2022, to our U.S. automatic shelf registration statement on Form S-3ASR, including a prospectus dated October 1, 2021. No securities were offered or sold, directly or indirectly, in Canada or to any resident of Canada.

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
On January 19, 2022, we announced a restructuring of our workforce (the “Restructuring”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. We took these steps as part of our renewed focus on achieving our key strategic priorities and to help create a more cost-efficient organization in order to execute on our strategic priorities. In connection with the Restructuring, we announced changes in our leadership, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company. As of March 31, 2022, we had exceeded the previously announced workforce reduction of 25%, ahead of schedule. The Company has incurred other restructuring charges in connection with the reduction in workforce which are disclosed in note 14 of our interim condensed financial statements included in this Quarterly Report on Form 10-Q. The Company recognized the majority of these charges during the six months ended June 30, 2022 and does not expect to incur any material additional costs related to the Restructuring.
On February 24, 2022, we announced the appointment of Dr. Christopher Astle to the role of Senior Vice President and Chief Financial Officer of the Company. Dr. Astle succeeded Mr. Klompas in the role of Chief Financial Officer. Following Dr. Astle’s appointment, Mr. Klompas continued in his position as the Company’s Chief Operating Officer.
On June 27, 2022, we announced the appointment of Dr. Paul Moore to the role of Chief Scientific Officer of the Company, effective July 18, 2022.
On August 4, 2022, we announced the appointment of Mr. Neil Klompas to the role of President of the Company in addition to continuing in his position as the Company’s Chief Operating Officer. Mr. Kenneth Galbraith will continue in the role of Chair of our board of directors and the Company’s Chief Executive Officer.
Other Matters:
On May 20, 2022, we announced that our board of directors, after thorough consultation with its financial and legal advisors, unanimously determined that an unsolicited, opportunistic, non-binding proposal from an activist shareholder, All Blue Falcons FZE (“All Blue Falcons”), and its affiliates to purchase Zymeworks for $10.50 per share substantially undervalued Zymeworks and was not in the best interest of the Company and its shareholders.
On June 9, 2022, our board of directors adopted a Preferred Shares Rights Agreement (the “Rights Plan”).The Rights Plan will reduce the likelihood that any entity, person or group gains control of the Company through open market accumulation without paying all shareholders an appropriate control premium. It also provides our board of directors with the appropriate time to make informed judgments and take actions that are in the best interests of all shareholders. Under the Rights Plan, the rights become exercisable if an entity, person or group acquires beneficial ownership of 10% or more of our common shares, or 20% in the case of certain passive investors. In the event that the rights become exercisable due to the triggering ownership threshold being crossed, each right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to purchase, at the then-current exercise price, additional shares of common stock having a then-current market value of twice the exercise price of the right. The Rights Plan is scheduled to expire on June 8, 2023.
On July 15, 2022, we announced our intention to become a Delaware corporation (“New Zymeworks”), subject to receipt of necessary shareholder, stock exchange, and court approvals (the “Redomicile Transactions”). We anticipate that the Redomicile Transactions will conclude in the fourth quarter of 2022, pending necessary shareholder, stock exchange, and court approval. Once the Redomicile Transactions are complete, New Zymeworks will continue under the current Zymeworks name and brand, and will continue to maintain significant operations in both Canada and the United States. To effect the Redomicile Transactions, Zymeworks will conduct a share exchange, pursuant to which holders of Zymeworks’ common shares will exchange their Zymeworks common shares for shares of common stock of New Zymeworks (the “Delaware Common Stock”) or, at their election with respect to all or a portion of their Zymeworks common shares and subject to applicable eligibility criteria (shareholders who meet such criteria, the “Eligible Holders”) and an overall cap (the “Exchangeable Share Cap”), exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of New Zymeworks. A special meeting of Zymeworks security holders will be held to approve the Redomicile Transactions. The Redomicile Transactions will be governed by a Transaction Agreement (the “Transaction Agreement”) dated July 14, 2022 by and among us and our wholly-owned direct or indirect subsidiaries Zymeworks Delaware Inc., Zymeworks CallCo ULC (“Callco”) and Zymeworks ExchangeCo Ltd.

(“ExchangeCo”), as the same may be amended, modified or supplemented from time to time, including a plan of arrangement included as Exhibit A to the Transaction Agreement (the “Plan of Arrangement”). The foregoing description of the Redomicile Transactions is only a summary, and does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement, including the Plan of Arrangement, a copy of which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on July 15, 2022.
Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships and collaborations, including with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, Iconic, and Atreca, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our strategic partnerships and collaboration agreements, we have received over $240.0 million to date in the form of non-refundable upfront payments and milestone payments. In addition, under our active strategic partnerships and collaboration agreements, we are eligible to receive up to $2.9 billion in preclinical and development milestone payments and $6.1 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements, since December 31, 2021. In April 2022 we added Atreca as a strategic partner. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2022 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including current and potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our interim condensed consolidated financial statements. While there was no material impact to our interim condensed consolidated financial statements as of and for the six months ended June 30, 2022, our future assessment of the magnitude and duration of

COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2022 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Revenue from research and collaborations	$5.4	$1.8	$3.6	200%	$7.4	$2.4	$5.0	208%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $3.6 million in the three months ended June 30, 2022 compared to the same period in 2021. Revenue for the three months ended June 30, 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $0.4 million from our partners for research support and other payments. Revenue for the same period in 2021 included $1.8 million from our partners for research support and other payments.
Total revenue increased by $5.0 million in the six months ended June 30, 2022 compared to the same period in 2021. Revenue for the six months ended June 30, 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $2.4 million from our partners for research support and other payments. Revenue for the same period in 2021 included $2.4 million from our partners for research support and other payments.

Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Third-party research and development program expenses:
Clinical development programs(1):
Zanidatamab	$36.1	$20.9	$15.2	73%	$74.8	$37.4	$37.4	100%
Zanidatamab zovodotin	(0.7)	2.4	(3.1)	(129)%	0.9	6.8	(5.9)	(87)%
Preclinical and other research programs	1.6	2.8	(1.2)	(43)%	2.1	6.2	(4.1)	(66)%
	37.0	26.1	10.9	42%	77.8	50.4	27.4	54%
Unallocated departmental research and development expenses:
Salaries and benefits	12.8	13.7	(0.9)	(7)%	31.1	26.8	4.3	16%
Stock-based compensation (recovery) expense	1.7	6.0	(4.3)	(72)%	(1.6)	7.8	(9.4)	(121)%
Other unallocated expenses	4.5	4.9	(0.4)	(8)%	11.2	10.0	1.2	12%
Research and development expense	$56.0	$50.7	$5.3	10%	$118.5	$95.0	$23.5	25%
(1) Clinical trial expenses incurred may vary from period to period based on underlying activities.
Research and development expense increased by $5.3 million in the three months ended June 30, 2022 compared to the same period in 2021. For the three months ended June 30, 2022, research and development expense included non-cash stock-based compensation expense of $1.7 million comprised of a $2.0 million expense from equity classified awards (three months ended June 30, 2021 – $5.8 million expense) and a $0.3 million recovery related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2021 - $0.2 million expense). Excluding stock-based compensation expense, research and development expense increased by $9.6 million or 21% in the three months ended June 30, 2022 compared to the same period in 2021. The increase related primarily to higher clinical trial expenses for zanidatamab due to ramp-up of the HERIZON-GEA-01 clinical trial and increased drug manufacturing expenses, partly offset by lower clinical trial expense for zanidatamab zovodotin, as a result of amendments to third-party agreements in the ongoing clinical development program and reductions in headcount.
Research and development expense increased by $23.5 million in the six months ended June 30, 2022 compared to the same period in 2021. For the six months ended June 30, 2022, research and development expense included non-cash stock-based compensation recovery of $1.6 million comprised of a $0.8 million recovery from equity classified awards (six months ended June 30, 2021 – $10.1 million expense) and a $0.8 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2021 - recovery of $2.3 million). Excluding stock-based compensation expense, research and development expense increased by $32.9 million or 38% in the six months ended June 30, 2022 compared to the same period in 2021. The increase related primarily to higher clinical trial expenses for zanidatamab due to ramp-up of the HERIZON-GEA-01 clinical trial, increased drug manufacturing expenses, severance and other expenses incurred due to the Company's Restructuring program, partly offset by lower clinical trial expense for zanidatamab zovodotin as a result of amendments to third-party agreements in the ongoing clinical development program and reductions in headcount.

General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Salaries and benefits	$5.2	$6.2	$(1.0)	(16)%	$13.1	$12.6	$0.5	4%
Stock-based compensation expense (recovery)	1.1	6.8	(5.7)	84%	(4.0)	(1.9)	(2.1)	(111)%
Professional fees, consulting and business insurance	6.1	4.3	1.8	42%	9.8	7.4	2.4	32%
Other general and administrative expenses	2.8	2.6	0.2	8%	8.4	3.1	5.3	171%
General and administrative expense	$15.2	$19.9	$(4.7)	(24)%	$27.3	$21.2	$6.1	29%
General and administrative expense decreased by $4.7 million for the three months ended June 30, 2022 compared to the same period in 2021. For the three months ended June 30, 2022, general and administrative expense included non-cash stock-based compensation expense of $1.1 million comprised of a $1.3 million expense from equity classified awards (three months ended June 30, 2021 – $5.3 million expense) and a $0.2 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2021 – $1.5 million expense). Excluding stock-based compensation, general and administrative expense increased by $1.0 million or 8% in the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to an increase in professional fees and other expenses in 2022, which was partially offset by a decrease in salaries and benefits expense as a result of decrease in headcount due to the Company's Restructuring program.
General and administrative expense increased by $6.1 million for the six months ended June 30, 2022 compared to the same period in 2021. For the six months ended June 30, 2022, general and administrative expense included non-cash stock-based compensation recovery of $4.0 million comprised of a $1.0 million recovery from equity classified awards (six months ended June 30, 2021 – $9.5 million expense) and a $3.0 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2021 – recovery of $11.4 million). Excluding stock-based compensation, general and administrative expense increased by $8.2 million or 35% in the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to severance and other expenses incurred due to the Company's Restructuring program in 2022 and increase in professional fees as well as a non-recurring sales tax refund recognized in 2021, which partially offset expenses in the same period in 2021.
We expect our operating expenses (consisting of research and development expense and general and administrative expense) to continue to decline in the second half of 2022, driven by a reduction in clinical expenses, technical and manufacturing expenses and the impact of the Company’s Restructuring program.
Other Income, net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Other income, net	$1.2	$0.9	$0.3	32%	$1.2	$1.8	$(0.6)	(33)%
Other income, net increased by $0.3 million for the three months ended June 30, 2022 compared to the same period in 2021. Other income, net for 2022 included $0.4 million in interest income and $0.8 million in net foreign exchange gain and other miscellaneous amounts. Other income, net for the three months ended June 30, 2021 included $0.6 million in interest income and a $0.3 million net foreign exchange gain and other miscellaneous amounts.
Other income, net decreased by $0.6 million for the six months ended June 30, 2022 compared to the same period in 2021. Other income, net for 2022 included $0.7 million in interest income and $0.4 million in net foreign exchange gain and other miscellaneous amounts. Other income, net for the six months ended June 30, 2021 included $1.3 million in interest income and a $0.5 million net foreign exchange gain and other miscellaneous amounts.

Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
On January 31, 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option), at $8.00 per common share and 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were $107.5 million, after underwriting discounts, commissions and estimated offering expenses.
On October 1, 2021, we amended our Open Market Sale AgreementSM, dated as of November 5, 2019 (as amended, the “Sales Agreement”), with Jefferies LLC (“Jefferies”). The Sales Agreement provides for the offer and sale of our common shares from time to time through Jefferies as our sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of common shares through Jefferies, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. No shares of our common stock have been sold under the Sales Agreement since its inception.
As of June 30, 2022, we had $241.8 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(110.2)	$(91.2)
Investing activities	(1.3)	104.1
Financing activities	108.3	2.8
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)
Net change in cash and cash equivalents	$(3.2)	$15.1
Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $110.2 million compared to $91.2 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher clinical trial expenses for zanidatamab and increased drug manufacturing expenses as well as severance and other expenses incurred due to the Company's Restructuring program, partly offset by lower clinical trial expense for zanidatamab zovodotin and deprioritized research projects as well as increase in proceeds from collaborations in 2022.
Investing Activities
Net cash used in investing activities for the six month period ended June 30, 2022 was primarily related to redemptions of short-term investments in marketable securities of $7.1 million partially offset by cash outflows of $8.5 million for the acquisition of property and equipment in relation to our new office and lab spaces in Canada and an increase in intangible assets including software implementation costs. Net cash provided by investing activities for the six month period ended June 30, 2021 was primarily related to redemptions of short-term investments in marketable securities of $106.6 million partially offset by cash outflows of $2.4 million for the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities and $0.9 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2021 included net proceeds of $2.1 million from stock option exercises and $0.8 million from the issuance of common shares in relation to our employee stock purchase plan.
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
If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. A deterioration in the equity or credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive.
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.
Outstanding Share Data
As of August 2, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 57,892,785 were issued and outstanding, an unlimited number of Series A Participating Preferred Shares, each without par value, none of which were outstanding, and an unlimited number of additional preferred shares, each without par value, none of which were issued and outstanding. As of August 2, 2022, we had 8,581,961 common shares issuable pursuant to 8,581,961 pre-funded warrants, 3,740,078 common shares issuable pursuant to 3,740,078 exercisable outstanding stock options and 4,271,299 common shares issuable pursuant to 4,271,299 outstanding options that were not exercisable at that date and 186,333 outstanding restricted stock units.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalents and short-term investments. At June 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $241.8 million and $252.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At June 30, 2022, our net monetary assets denominated in Canadian dollars were $4.5 million (C$7.8 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our interim condensed consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $0.6 million in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the six months ended June 30, 2022.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•The rights of stockholders under Delaware law may differ from the rights of shareholders under the BCBCA.
•We may fail to realize certain benefits of the Redomicile Transactions, including as a result of the shares of Delaware Common Stock not being included in a U.S. stock market index.
•New Zymeworks’ effective tax rate may change in the future, including as a result of the Redomicile Transactions.
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
We are currently evaluating zanidatamab in Phase 1, 2, and 3 clinical trials and zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
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

Patients treated with our product candidates may experience side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
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
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. A lack of coordinated response on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus. For example, new waves of infections from several COVID-19 subvariants have in some cases led to record infections and increased hospitalizations and fatalities in certain geographic regions.
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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. While we anticipate meeting with the FDA in 2023 to discuss the data readout from the HERIZON-BTC-01 study in support of submitting a Biologics License Application (“BLA”) for zanidatamab in patients with previously-treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If our clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, we may not realize all the benefits associated with the Fast Track designation. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures.
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
All of our product candidates are still in preclinical or clinical development. Consequently, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Zanidatamab and zanidatamab zovodotin continue to be evaluated in clinical trials, and the results of these and future clinical trials may show that zanidatamab, zanidatamab zovodotin or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
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
In addition, U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado, Connecticut, Utah and Virginia. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
On April 28, 2022, All Blue Falcons FZE (“All Blue Falcons”), an existing shareholder, submitted an unsolicited, non-binding proposal to purchase our Company for $10.50 per share in cash. Our board of directors carefully reviewed the proposal and, in May 2022, unanimously determined that the unsolicited, non-binding proposal substantially undervalued our Company and was not in the best interest of the Company and its shareholders. While All Blue Falcons has not submitted a follow-up proposal and we have not had subsequent engagement with All Blue Falcons following our rejection of the non-binding proposal, reviewing this matter has in the past and may in the future divert management’s and our board of directors’ attention and has and may require us to incur significant costs related to our engagement of advisors. Any further actions by All Blue Falcons may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, partners, suppliers and other constituencies important to our success or delay certain initiatives, transactions or the like that we are pursuing. Any of the foregoing could materially and negatively impact our business and financial results. The price of our common shares could be subject to price fluctuations due to the uncertainty associated with this matter.
The shareholders’ rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that could result in a premium price to our shareholders.
On June 9, 2022, our board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding common share to shareholders of record as of the close of business on June 21, 2022. If a person or group acquires beneficial ownership of 10% or more of Zymeworks’ common shares, or 20% in the case of certain passive investors, each Right would entitle its holder (other than the person or group triggering the Rights Plan, whose Rights will become void and will not be exercisable) to purchase from the Company a number of common shares having a then-current market value of twice the exercise price of the Rights. The Rights Plan may make it more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving the Company that is not approved by the board of directors. However, neither the Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the board of directors.
Risks Relating to the Post-Redomicile Parent Company
The rights of stockholders under Delaware law may differ from the rights of shareholders under the BCBCA.
If the Redomicile Transactions are completed, Zymeworks shareholders (other than dissenting shareholders and holders of Exchangeable Shares prior to exchanging them for Delaware Common Stock) will become stockholders of a Delaware corporation. There are differences between the Business Corporations Act (British Columbia) (the “BCBCA”) and the General Corporation Law of the State of Delaware (“DGCL”). For example, under the BCBCA, many significant corporate actions such as certain amendments to a corporation’s notice of articles and articles or consummating an amalgamation (other than a vertical short form or horizontal short form amalgamation among affiliated entities) require the approval of at least two-thirds of the votes cast by shareholders, whereas under the DGCL, in most cases, such actions require the approval of a majority of the voting power of outstanding stock entitled to vote on the matter. Furthermore, shareholders under the BCBCA are entitled to appraisal rights under a number of extraordinary corporate actions, including an amalgamation with another unrelated corporation, certain amendments to a corporation’s articles of incorporation or the sale of all or substantially all of a corporation’s assets, whereas under the DGCL, stockholders are only entitled to appraisal rights in connection with certain mergers, consolidations and similar transactions. As shown by the examples above, if the Redomicile Transactions are completed, in certain circumstances, holders of shares of Delaware Common Stock will be afforded different protections under the DGCL than Zymeworks shareholders had under the BCBCA.
Delaware law and provisions in the New Zymeworks amended and restated certificate of incorporation and New Zymeworks amended and restated bylaws might delay, discourage or prevent a change in control of New Zymeworks or changes in its management, thereby depressing the market price of the Delaware Common Stock.
The New Zymeworks amended and restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the acquisition of New Zymeworks more difficult or delay or prevent changes in control of its management. Among other things, these provisions will:
•authorize New Zymeworks’ board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•permit only the board of directors to establish the number of directors and fill vacancies and newly created directorships on the board, provided that the board of directors’ ability to increase the size of the board and fill vacancies and newly created directorships will be subject to the restrictions in the New Zymeworks amended and restated certificate of incorporation and New Zymeworks amended and restated bylaws;
•establish that members of New Zymeworks’ board of directors serve in one of three staggered terms of three years each;
•provide that New Zymeworks’ directors may only be removed by the affirmative vote of at least 66 2/3% of the voting power of the shares cast on such proposal;
•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•not provide for cumulative voting rights in the election of directors;
•provide that special meetings of New Zymeworks’ stockholders may be called only by the board of directors, the chairperson of the board of directors, New Zymeworks’ chief executive officer or president or the secretary of New Zymeworks upon request from holders of no less than 20% of New Zymeworks’ outstanding voting stock, subject to the limitations and requirements set forth in the New Zymeworks amended and restated bylaws; and
•require a super-majority vote of stockholders to amend some of the provisions described above.
In addition, because New Zymeworks will be incorporated in Delaware, New Zymeworks will be governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested stockholder” for a period of three years following the date on which the stockholder became an “interested stockholder” unless certain conditions are met.
These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control of New Zymeworks. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause New Zymeworks to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for New Zymeworks’ stockholders to receive a premium for their shares of Delaware Common Stock, and could also affect the price that some investors are willing to pay for Delaware Common Stock.
The New Zymeworks amended and restated bylaws will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between New Zymeworks and its stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit New Zymeworks’ stockholders’ ability to choose the judicial forum for disputes with New Zymeworks or its directors, officers, stockholders or employees.
The New Zymeworks amended and restated bylaws will provide that, unless New Zymeworks consents in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on New Zymeworks’ behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of New Zymeworks’ directors, stockholders, officers or other employees to New Zymeworks or its stockholders, (3) any action arising pursuant to any provision of the DGCL, the New Zymeworks amended and restated certificate of incorporation or New Zymeworks amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision would not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.
Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the New Zymeworks amended and restated bylaws will also provide that, unless New Zymeworks consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of New Zymeworks’ securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although New Zymeworks believes these exclusive forum provisions benefit New Zymeworks by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with New Zymeworks or its current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against New Zymeworks and its current and former directors, officers, stockholders and other employees. New Zymeworks’ stockholders will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder as a result of New Zymeworks’ exclusive forum provisions.

The enforceability of similar exclusive forum provisions in other companies’ organizational documents have been challenged in legal proceedings, and, while certain courts have determined these provisions are enforceable, it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in the New Zymeworks amended and restated bylaws to be inapplicable or unenforceable in an action, New Zymeworks may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm its results of operations.
There has been no prior public trading for the shares of Delaware Common Stock on a national securities exchange and the market price of the shares of Delaware Common Stock may be subject to volatility.
Although our common shares have historically been listed on the NYSE, there has been no public trading market for the shares of Delaware Common Stock. Following the listing of the shares of Delaware Common Stock on the NYSE, there can be no assurance that the trading market for such shares will continue to be as active or liquid as was the trading market for our common shares prior to the Redomicile Transactions or that the trading price of the shares of Delaware Common Stock following the Redomicile Transactions may not be effectively lower than the trading price of our common shares.
As is the case with our common shares, the market price of the shares of Delaware Common Stock may be volatile. The value of an investment in the shares of Delaware Common Stock may decrease or increase abruptly, and such volatility may bear little or no relation to our performance. The price of the shares of Delaware Common Stock may fall in response to market appraisal of our strategy or if our results of operations, clinical progress and/or prospects are below the expectations of market analysts or shareholders. In addition, stock markets have, from time to time, experienced significant price and volume fluctuations that have affected the market price of securities, and may, in the future, experience similar fluctuations which may be unrelated to New Zymeworks’ operating performance and prospects but nevertheless affect the price of the shares of Delaware Common Stock. This volatility may affect the ability of holders of shares of Delaware Common Stock to sell these at an advantageous price. Broad market fluctuations, as well as economic conditions generally, may adversely affect the market price of the shares of Delaware Common Stock.
New Zymeworks may need to enter into certain new arrangements which may not be on terms as favorable as arrangements entered into by us.
Concurrently with or immediately following completion of the Redomicile Transactions, New Zymeworks may need to enter into new arrangements as the ultimate parent company to our existing Company and its subsidiaries. While New Zymeworks anticipates such terms will be materially consistent with the arrangements currently in place for our Company, there is no assurance that such arrangement will not impose additional operating or financial restrictions on New Zymeworks, or that such arrangements will be on commercially reasonable terms or terms that are acceptable to New Zymeworks.
New Zymeworks’ ability to pay dividends in the future is not guaranteed.
Any future determination to pay dividends will be at the discretion of the New Zymeworks board of directors and will depend upon many factors, including New Zymeworks’ results of operations, financial position, capital requirements, distributable reserves, credit terms, general economic conditions and other factors as the New Zymeworks board of directors may deem relevant from time to time. Consequently, future dividends payable to investors are not guaranteed.
The issuance of additional shares of Delaware Common Stock in connection with future equity financings, acquisitions or growth opportunities, any New Zymeworks equity incentive plan or otherwise may dilute all other shareholdings.
New Zymeworks may seek to raise financing for acquisitions or to fund future growth opportunities. In certain circumstances, New Zymeworks may, for these and other purposes, including pursuant to any New Zymeworks equity incentive plan, issue additional equity or convertible equity securities. As a result, existing holders of shares of Delaware Common Stock may suffer dilution in their percentage ownership or the market price of such shares may be adversely affected.

Risks Relating to the Redomicile Transactions
We may fail to realize certain benefits of the Redomicile Transactions, including as a result of the shares of Delaware Common Stock not being included in a U.S. stock market index.
We have pursued the Redomicile Transactions because we believe that the Redomicile Transactions will enhance shareholder value over the long-term. We believe that the Redomicile Transactions will raise the profile and marketability of our capital stock in the United States through, among other things, the ability to attract deeper and growing pools of passive investment capital in the United States, particularly if shares of Delaware Common Stock are included in certain U.S. stock market indices and other investment vehicles that only include securities of U.S.-incorporated companies. However, following the Redomicile Transactions, if shares of Delaware Common Stock are not included in such U.S. stock market indices, this could result in increased selling pressure and/or decreased demand for New Zymeworks’ shares that would increase stock price volatility or cause the market price of the shares of Delaware Common Stock to fall. Initial inclusion and continued inclusion in a stock market index or fund is not guaranteed and is subject to numerous factors which can be applied subjectively by the entity managing the index or fund. There are no assurances that New Zymeworks will be included in any U.S. stock market indices or funds in a timely manner, or at all. Even if New Zymeworks is included in a U.S. stock market index or fund, the entities managing such indices or funds may change their inclusion criteria, resulting in the future exclusion from such index or fund.
The success of the Redomicile Transactions will depend, in part, on our ability to realize the anticipated benefits associated with the Redomicile Transactions and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.
The Redomicile Transactions may result in sales of shares of Delaware Common Stock by certain retail and institutional shareholders or investment funds that are not permitted to hold shares of Delaware Common Stock under their internal guidelines.
The Redomicile Transactions may result in sales of shares of Delaware Common Stock by certain retail and institutional shareholders or investment funds (including Canadian-focused funds) that are not permitted to hold shares of Delaware Common Stock under their internal guidelines, or are limited in the size of any such investments. Such sales could result in increased selling pressure and/or decreased demand for New Zymeworks’ shares of Delaware Common Stock, which could increase stock price volatility or cause the market price of the shares of Delaware Common Stock to fall. As a result of the foregoing, certain of these investors may be required under their internal guidelines to sell their shares at times when, or at prices for which, they would otherwise not have sold. If an investor sells its shares at a time when the market price is lower than their cost basis in the shares, the investor will suffer a loss that could be significant to such investor.
The success of the Redomicile Transactions will depend, in part, on our ability to realize the anticipated benefits associated with the Redomicile Transactions and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.
Our business may be impacted by the uncertainty associated with the Redomicile Transactions.
Although New Zymeworks expects to maintain our existing physical operations in Canada and Washington state, our principal executive offices will be located in Middletown, Delaware, which reflects the ongoing evolution of our workforce toward hybrid and remote, with maintenance of our historical physical operations. As a result of this shift, certain relationships, including with employees, suppliers, contract research organizations, partners, collaborators, governments and other stakeholders, may be subject to disruption due to uncertainty associated with the Redomicile Transactions. Specifically, certain stakeholders may be reluctant to engage in business with us prior to, or with New Zymeworks following completion of, the Redomicile Transactions, or may impose additional conditions on or apply less favorable terms to transactions involving us and/or New Zymeworks. This could have an adverse effect on the business and operations of our Company prior to, or New Zymeworks following, completion of the Redomicile Transactions.
The Redomicile Transactions are conditional, and the conditions may not be satisfied.
Completion of the Redomicile Transactions is conditional, among other things, upon the receipt of approvals and the satisfaction of other conditions, including (i) the authorization, upon official notice of issuance, of the listing of the shares of Delaware Common Stock on the NYSE, (ii) the approval of the Supreme Court of British Columbia in respect of the arrangement, and (iii)

the receipt of the required security holder approvals. Although we are diligently applying our efforts to take, or cause to be taken, all actions to do, or cause to be done, all things necessary, proper or advisable to obtain the requisite approvals, there can be no assurance that these conditions will be fulfilled or that the Redomicile Transactions will be completed. Further, even if the required security holder approvals have been obtained, our board of directors may decide to delay or not proceed with the Redomicile Transactions if it determines that the Redomicile Transactions are no longer advisable.
Distributions to non-U.S. holders of Delaware Common Stock may be subject to U.S. withholding
Distributions by New Zymeworks on Delaware Common Stock held by non-U.S. holders (including constructive distributions) may be subject to a U.S. federal withholding tax (generally, at a rate of 30% of the gross amount of the dividend or such lower rate as may be specified by an applicable income tax treaty between the United States and the non-U.S. holder’s country of residence).
New Zymeworks’ effective tax rate may change in the future, including as a result of the Redomicile Transactions.
Following the Redomicile Transactions, New Zymeworks will be subject to U.S. federal income taxes on its earnings and the earnings of its non-U.S. subsidiaries in a manner that may adversely impact New Zymeworks' effective tax rate. For example, New Zymeworks may have to include additional amounts in income under the so-called “global intangible low-taxed income” regime or as a result of the application of “controlled foreign corporation” rules. In addition, New Zymeworks may have to comply with U.S. withholding tax requirements on U.S. federal distributions paid to non-U.S. holders. Currently, the U.S. federal corporate income tax rate is 21%, and the Canadian corporate income tax rate (federal and provincial) is 27%. However, the Biden Administration has proposed several changes to the U.S. corporate tax regime, which, if adopted, could result in increased taxation of New Zymeworks’ U.S. and non-U.S. operations. In addition, our Company’s tax attributes (including net operating loss and tax credit carryforwards and deductible Scientific Research and Experimental Development Expenditure carryforwards) will generally not be available to offset U.S. income and may be subject to limitation following the Redomicile Transactions.
Further, New Zymeworks’ future operations and business structure may result in increased tax burden. For example, changes in New Zymeworks’ clinical development plans and business or commercialization strategies may result in an increased effective tax rate. Taxation of international business operations and intercompany transactions, including transactions between New Zymeworks and non-U.S. subsidiaries, is complicated. Any changes in the U.S. or non-U.S. taxation of such activities may increase New Zymeworks’ worldwide effective tax rate and harm New Zymeworks’ business, financial condition, and results of operations.
We will allocate time and resources to effecting the Redomicile Transactions and incur non-recurring costs related to the Redomicile Transactions.
We and our management have allocated and will continue to be required to allocate time and resources to effecting the completion of the Redomicile Transactions and related and incidental activities. There is a risk that the challenges associated with managing these various initiatives may have a business impact and that consequently the underlying businesses will not perform in line with expectations. This could have an adverse effect on the business, financial condition and reputation of New Zymeworks.
In addition, we expect to incur a number of non-recurring costs associated with the Redomicile Transactions, including legal fees, accountants’ fees, proxy solicitor fees, filing fees, mailing expenses and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Redomicile Transactions may result in additional and unforeseen expenses. Most of these costs will be payable whether or not the Redomicile Transactions are completed. While it is expected that benefits of the Redomicile Transactions achieved by New Zymeworks will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Redomicile Transactions are delayed or do not happen at all. These combined factors could adversely affect the business and overall financial condition of New Zymeworks.
We may choose to defer or abandon the Redomicile Transactions.
Even if the required security holder approvals have been obtained and other conditions required to complete the Redomicile Transactions have been satisfied, we may decide to defer or abandon the Redomicile Transactions at any time prior to the effective time of the Redomicile Transactions and in such case we will have incurred costs and will have directed attention and resources relating to the Redomicile Transactions, but will not realize any of the anticipated benefits of the Redomicile Transactions.
Negative publicity resulting from the Redomicile Transactions could adversely affect our business and the market price of our common shares and the shares of Delaware Common Stock.
Transactions similar to the Redomicile Transactions that have been undertaken by other companies have in some cases generated significant news coverage, some of which has been negative. Negative publicity generated by the Redomicile Transactions could cause certain persons with whom we have a business relationship to be more reluctant to do business with us prior to the Redomicile Transactions, or New Zymeworks following the Redomicile Transactions. In addition, negative publicity could cause certain of our employees, particularly those in Canada, to perceive uncertainty regarding future opportunities available to them. Either of these events could have a significant adverse impact on our business. Negative publicity could also cause some of our shareholders to sell common shares or decrease the demand for new investors to purchase such shares, which could have an adverse impact on the price of our common shares and the shares of Delaware Common Stock.
Completion of the Redomicile Transactions may trigger certain provisions in agreements to which we are a party.
While the Redomicile Transactions will not result in an effective change of control of our Company, the completion of the Redomicile Transactions may trigger certain technical change in control, right of first offer, notice, consent, assignment or other provisions in agreements to which we or our subsidiaries are a party. If we and/or New Zymeworks are unable to assert that such provisions should not apply, or is unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to New Zymeworks.
Payments in connection with the exercise of dissent rights by our shareholders may impact New Zymeworks’ financial resources.
Under the BCBCA, registered shareholders who (i) do not vote in favor of the redomicile resolution, (ii) deliver to us a dissent notice, (iii) continuously hold their common shares through the effective time of the Redomicile Transactions, and (iv) otherwise comply with the requirements and procedures of Division 2 of Part 8 of the BCBCA (as may be modified by the interim order, the Plan of Arrangement, and any further order of the Supreme Court of British Columbia), are entitled to receive payment in cash of the “fair value” of their common shares. Should a material number of our shareholders exercise dissent rights, a substantial cash payment may be required to be made to such dissenting shareholders that could have an adverse effect on New Zymeworks’ financial condition and cash resources if the Redomicile Transactions are completed. It is a condition precedent to completion of the Redomicile Transactions that the time period for the exercise of any dissent rights conferred upon our shareholders in respect of the Redomicile Transactions shall have expired and our shareholders shall not have exercised (or otherwise be deemed to have exercised) dissent rights for greater than 10% of the outstanding common shares, or such other amount that would make it inadvisable to proceed with the implementation of the Redomicile Transactions, as determined by us in our sole discretion.
Enforcement of rights against New Zymeworks in Canada may be limited.
New Zymeworks’ principal executive offices will be located in Middletown, Delaware and the majority of its directors, officers and experts are likely to reside outside of Canada. Accordingly, it may not be possible for New Zymeworks stockholders to effect service of process within Canada upon New Zymeworks or the majority of its directors, officers or experts, or to enforce judgments obtained in Canadian courts against New Zymeworks or the majority of its directors, officers or experts.
Risks Relating to the Exchangeable Shares
The Exchangeable Shares will not be listed on any stock exchange.
The Exchangeable Shares are not expected to be listed on any stock exchange. Although each Exchangeable Share will be exchangeable at the option of the holder for shares of Delaware Common Stock, there is no market through which the Exchangeable Shares may be sold, and holders may not be able to sell their Exchangeable Shares.

Shareholders who elect to receive Exchangeable Shares will experience a delay in receiving Delaware Common Stock from the date they request an exchange, which may affect the value of the shares the holder receives in such exchange.
Shareholders who elect to receive Exchangeable Shares as part of the consideration with respect to all or a portion of their common shares and later request to receive shares of Delaware Common Stock in exchange for their Exchangeable Shares may not receive shares of Delaware Common Stock until a period of time after the applicable request is received. During this period, the market price of the shares of Delaware Common Stock may increase or decrease. Any such increase or decrease would affect the value of the consideration to be received by such a holder of Exchangeable Shares upon a subsequent sale of shares of Delaware Common Stock received in the exchange.
In addition, pursuant to the terms of a support agreement and following completion of the Redomicile Transactions, New Zymeworks will file a registration statement or a prospectus supplement to an existing registration statement to register the issuance of Delaware Common Stock issued upon exchange of the Exchangeable Shares. If New Zymeworks is delayed in filing such registration statement or prospectus supplement to an existing registration statement, or if the effectiveness of such registration statement or prospectus supplement to an existing registration statement is delayed or suspended, shares of Delaware Common Stock issued upon exchange of the Exchangeable Shares would not be registered, which could impact a holder’s ability to sell such shares in a timely manner.
There may be a taxable event for an Eligible Holder as a result of a transaction beyond such Eligible Holder’s control.
An Eligible Holder who (a) disposes of common shares pursuant to the Plan of Arrangement and who receives consideration that includes Exchangeable Shares, and (b) validly makes a joint election under subsection 85(1) or subsection 85(2) of the Income Tax Act, R.S.C. 1985, c.1 (5th Supplement) (as applicable) in respect of such shares, may obtain a full or partial tax deferral of any capital gain that may otherwise arise on the exchange of such common shares for Canadian tax purposes. However, a holder of Exchangeable Shares will be considered to have disposed of Exchangeable Shares (i) on a redemption (including pursuant to a retraction request) of such Exchangeable Shares by ExchangeCo, and (ii) on an acquisition of such Exchangeable Shares by New Zymeworks or Callco. Although each is a taxable event, the Canadian federal income tax consequences of the disposition will be different depending on whether the event giving rise to the disposition is a redemption or an acquisition. Further, if the Exchangeable Share Cap is reached, then the Exchangeable Shares will be allocated proportionally among the Eligible Holders that elect to receive Exchangeable Shares based on the number of designated common shares and rounded down to the nearest whole share in respect of each Eligible Holder. Any remaining common shares held by those Eligible Holders will be exchanged for Delaware Common Stock and would be taxable to the Eligible Holders.
Prior to the sunset date of the Exchangeable Shares, ExchangeCo may redeem Exchangeable Shares in limited circumstances, and ExchangeCo shall redeem the Exchangeable Shares on the sunset date. Accordingly, an Eligible Holder may have a taxable event in a transaction beyond their control.
Receipt of Delaware Common Stock by Eligible Holders who do not elect to receive Exchangeable Shares with respect to any portion of their common shares will be a taxable event for Canadian income tax purposes, and could also be taxable to shareholders who are not U.S. holders.
An Eligible Holder who does not elect to receive Exchangeable Shares with respect to any portion of their common shares and instead disposes of common shares for Delaware Common Stock will realize proceeds of disposition equal to the aggregate fair market value, at the time of the disposition, of the Delaware Common Stock acquired on the exchange. Such Eligible Holder will realize a capital gain (or capital loss) for Canadian tax purposes equal to the amount by which the proceeds of disposition, net of any reasonable costs of disposition, exceed (or are less than) the adjusted cost base to such Eligible Holder of the common shares.
Further, receipt of Delaware Common Stock in the exchange by shareholders who are not U.S. holders for U.S. tax purposes could be taxable to such shareholders under the laws of their respective jurisdictions. Such shareholders should consult with their own tax advisors regarding the tax consequences of the Redomicile Transactions in their particular circumstances.
The tax treatment of Exchangeable Shares for non-Canadian tax purposes is uncertain.
The tax treatment of Exchangeable Shares for non-Canadian tax purposes, including U.S. federal income tax purposes, is uncertain. Exchangeable Shareholders who are subject to taxation in jurisdictions other than Canada should consult with their tax advisors regarding the tax treatment of Exchangeable Shares under non-Canadian tax laws and regulations.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2020 and 2021 and for the six months ended June 30, 2022 was $180.6 million, $211.8 million and $137.2 million, respectively. As of June 30, 2022, our accumulated deficit was $820.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene,Iconic and Atreca. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, Iconic and Atreca may be terminated for convenience upon the completion of a specified notice period;
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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors or licensees and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors or licensees. For example, the United States, Canadian, and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors and Chief Executive Officer, Neil Klompas, our President and Chief Operating Officer, Neil Josephson, our Chief Medical Officer, Christopher Astle, our Chief Financial Officer, Paul Moore, our Chief Scientific Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of June 30, 2022, we had 284 full-time employees. In January 2022, we announced a plan to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded that 25% target. However, as we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•additional actions by All Blue Falcons, including any subsequent proposals to acquire our company;
•claims or litigation related to the Rights Plan;
•public concern over our product candidates or any future approved products;
•litigation;
•future sales of our common shares;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our common shares;
•additions or departures of key personnel, including developments relating to our reduction in workforce announced in January 2022;
•whether we are able to consummate the proposed Redomicile Transactions;
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
Our principal shareholders, being our shareholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common shares, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own, and without taking into account any ownership limitation contained in such convertible securities) approximately 24.2% of our outstanding common shares as of June 30, 2022 (12.9% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 1.6% of our outstanding common shares as of June 30, 2022. Our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal shareholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common shares by:
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
Provisions in our notice of articles and articles, as well as certain provisions under the BCBCA, and applicable Canadian securities laws, may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our board of directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:
•shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least a special majority (two-thirds) of the votes cast on such proposal;
•our board of directors may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and
•shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.
We have recently qualified as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.
As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2022, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, we will be a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. If we choose not to obtain such attestation from our independent registered public accounting firm, it may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.
If we choose to rely on any of these disclosure exemptions, the information we provide shareholders will be different than the information that is available with respect to other public companies. Moreover, if some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.
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

2.1
Transaction Agreement by and between the Company, Zymeworks Delaware Inc., Zymeworks CallCo ULC and Zymeworks ExchangeCo Ltd., dated July 14, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on July 15, 2022).

3.1	Notice of Articles of the Company.

3.2	Articles of the Company.

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022).

4.2
Preferred Shares Rights Agreement, dated as of June 9, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022).

10.1	Lease Amending Agreement, dated April 1, 2022, by and between the Company and 130 E 4th Partnership.

10.2 †	Notice of Assignment of Lease, dated January 1, 2022 from 5th & Main Partnership, 2000 Main Holdings Inc. and Mount Pixel Projects Limited Partnership to the Company.

10.3*	Third Amendment to Collaboration and Cross License Agreement, effective June 6, 2022, by and between the Company and Daiichi Sankyo Co., Ltd.

10.4#, †	Employment Agreement by and between the Company, Zymeworks Biopharmaceuticals Inc. and Paul Moore, dated July 18, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Interim Condensed Consolidated Balance Sheets at June 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2022 and 2021 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six month periods ended June 30, 2022 and 2021 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.
*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	Date:	August 4, 2022

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 4, 2022